Form 10-K
period 2005-12-31
NUCRYST Pharmaceuticals Corp.
filed 2006-03-23
CIK 1344674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 000-15686
NUCRYST Pharmaceuticals Corp.
(Exact name of registrant as specified in its charter)

Alberta, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Audubon Road, Suite B
Wakefield, Massachusetts	01880
(Address of principal executive offices)	(Zip Code)
(781) 224-1444
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Shares
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐                No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $0, because at that date the registrant was a wholly owned subsidiary of The Westaim Corporation..
     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 15, 2006
Common Shares	18,199,444 shares

TABLE OF CONTENTS

Part I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

Part II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Matters

Part III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Party Transactions
Item 14. Principal Accounting Fees and Services

Part IV
Item 15. Exhibits, Financial Statements and Schedules

Signatures
Index to Exhibits
     In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the December 31, 2005 noon buying rate reported by the Federal Reserve Bank of New York, being U.S. $1.00 = C$1.1656.
FORWARD-LOOKING STATEMENTS
     Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the pharmaceutical and medical device industry and business, demographic and other matters in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “anticipate,” “may,” “will,” “continue,” “further,” “seek,” and similar words or statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results and other circumstances and events to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” above and the following:
•	the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs;

•	our reliance on our relationship with Smith & Nephew;

•	our reliance on sales of Acticoat™ products with our SILCRYST™ coatings;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to maintain and establish corporate collaborations;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance;

•	competitive companies, technologies and our industry;

•	changes in regulation or tax laws applicable to us;

•	changes in accounting policies or practices;

•	changes in general economic conditions;

•	other risks and uncertainties that have not been identified at this time; and

•	management’s response to these factors.
     The foregoing list should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this annual report. Other than as required by applicable law, we undertake no obligation publicly to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this annual report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity and the markets for our current and proposed products. You should specifically consider the factors identified in this annual report that could cause actual results to differ.
INDUSTRY AND MARKET DATA
     This annual report includes industry and market data concerning our business and the markets for our current and proposed products, including data regarding the size of these markets and their projected growth rates, the incidence of certain medical conditions and sales of certain drugs and healthcare products. This information was obtained from our own research, industry and general publications and reports prepared by third parties, including Frost & Sullivan’s 2005 Global Advanced Wound Management Markets report. Although we believe that information from third-party sources is reliable, we have not independently verified any of this information and we cannot assure you that it is accurate. Similarly, our own research, while believed by us to be reliable, has not been verified by any independent sources.

PART I
ITEM 1. BUSINESS
Overview
     We develop, manufacture and commercialize innovative medical products that fight infection and inflammation. Our patented technology enables us to convert silver’s microcrystalline structure into an atomically disordered nanocrystalline coating that we believe enhances silver’s natural antimicrobial properties by providing for the sustained release of an increased quantity of positively-charged particles called ions. We believe currently marketed wound care products with our nanocrystalline silver combat infection longer than other silver-based wound care products that we view as major competitors and offer a broader spectrum of antimicrobial activity than many topically applied antibiotics. In addition, our nanocrystalline silver structures have exhibited potent anti-inflammatory properties in preclinical studies. We produce our nanocrystalline silver as a coating for wound dressing products under the trademark SILCRYST™ and as a powder for use as an active pharmaceutical ingredient, or API, which we refer to as NPI 32101. We are currently engaged in Phase 2 clinical trials of NPI 32101, which we believe may be useful for treating a wide range of infectious and inflammatory diseases.
     Advanced wound care products with our SILCRYST™ coatings have received FDA clearance and approval of other regulators for over 30 countries around the world and are sold by Smith & Nephew plc, a global medical device company, under its Acticoat™ trademark. Acticoat™ products are used for a wide variety of wound types by hospitals, clinics, burn centers, doctors’ offices, home healthcare agencies and nursing homes. We work with Smith & Nephew to develop new Acticoat™ wound care products with our SILCRYST™ coatings. Smith & Nephew’s recently launched Acticoat™ Moisture Control product resulted from these efforts. Acticoat™ products compete in the advanced wound care products market, which according to Frost & Sullivan, a market research firm, was an approximately $1.5 billion global market in 2004 and is projected to grow to approximately $3.1 billion by 2011. Operating income from our wound care products, which we define as revenue (including milestone payments) less manufacturing costs and other expenses associated with wound care products, funds a large portion of our pharmaceutical developments.
     We are developing pharmaceutical products to extend our nanocrystalline silver technology to the treatment of dermatological and gastrointestinal conditions. In furtherance of these and other research and development activities, we incurred research and development costs of $8.5 million in 2005, $9.0 million in 2004, and $5.7 million in 2003. Our lead pharmaceutical product candidate is a topical cream containing NPI 32101 for the treatment of dermatological conditions, such as atopic dermatitis. Atopic dermatitis is an inflammatory skin disease often complicated by secondary infection. In September 2004, we completed a Phase 2 clinical trial for topical NPI 32101 in 224 adult patients with mild to moderate atopic dermatitis. In October 2005, we began enrollment in a second Phase 2 clinical trial for the treatment of mild to moderate atopic dermatitis in children and adolescents. We are also conducting preclinical research for the use of NPI 32101 for the treatment of gastrointestinal conditions. We believe our nanocrystalline silver technology may be used to create a variety of additional pharmaceutical products that can treat medical conditions characterized by both infection and inflammation. Our technology may be used to convert the microcrystalline structure of other noble metals, such as gold and platinum, into an atomically disordered nanocrystalline structure. We intend over time to continue our research with the objective of using our technology platform to enhance the recognized therapeutic effects of gold and platinum in the treatment of arthritis and cancer, respectively.
     We are a majority owned subsidiary of The Westaim Corporation, a Canadian company incorporated in Alberta and the shares of which are listed on the NASDAQ National Market (“NASDAQ”) and the Toronto Stock Exchange. Westaim traces its roots to the research and development operations of its predecessor parent corporation, a Canadian metals company. In the early 1990s, we began experimenting with the application of nanotechnology to silver with significant funding from the Canadian federal and Alberta provincial governments. These efforts ultimately led to the creation and development of our SILCRYST™coatings and our NPI 32101 API for pharmaceutical formulations.
     On December 29, 2005, we completed our initial public offering of 4.5 million common shares for gross proceeds of $45.0 million. We used $6.9 million of net proceeds to partially repay debt owed to Westaim and retained the remaining net proceeds of $35.0 million to fund our operations.
Our Nanocrystalline Technology
     Silver, platinum and gold, which are elements of the noble metals group, have long been known to have medicinal properties. For example, platinum is the primary active ingredient in cisplatin, a prominent cancer drug. Similarly, gold is the active agent in some treatments for rheumatoid arthritis. We selected silver as the first noble metal for the application of our proprietary nanotechnology based on silver’s antimicrobial properties. Although silver’s medicinal properties have been well known for centuries, we believe its use in its microcrystalline form has been limited due to its slow release of relatively small quantities of silver ions and the widespread use of antibiotics. Silver is composed of large microcrystals, usually of one or two microns in diameter or greater. These microcrystals dissolve slowly, thereby limiting the rate and amount of silver released over time. By converting silver’s microcrystalline structure into an atomically disordered nanocrystalline structure, we believe that we enhance silver’s release and efficacy characteristics and thereby make it a more effective antimicrobial agent.
     Antibacterial agents inhibit or kill bacterial cells by attacking one of the bacterium’s structures or processes. Common targets are the bacterium’s outer shell (called the “cell wall”) and the bacterium’s intracellular processes that normally help the bacterium grow and reproduce. However, since a particular antibiotic typically attacks one or a limited number of cellular targets, any bacteria with a resistance to that antibiotic’s killing mechanism could potentially survive and repopulate the bacterial colony. Over time, these bacteria could make resistance or immunity to this antibiotic widespread. Unlike antibiotics, silver has been shown to simultaneously attack several targets in the bacterial cell and therefore it is thought to be less likely that bacteria would become resistant to all of these killing mechanisms and thereby create a new silver-resistant strain of bacteria. This may be the reason that bacterial resistance to silver has not yet been widely observed despite its centuries-long use. This can be particularly important in hospitals, nursing homes and other healthcare institutions where patients are at risk of developing infections. As a result, we believe that our nanocrystalline silver fulfills a large unmet need for effective, locally administered antimicrobial products that are not as susceptible to bacterial resistance.
     Our SILCRYST™ coatings exhibit rapid antimicrobial activity, killing many organisms within 30 minutes of application, which is faster than many other commercially-available forms of antimicrobial silver. These organisms include gram positive and gram negative bacteria, including some antibiotic resistant strains in both classes, as well as fungi and yeast. We have designed our SILCRYST™ coatings to provide sustained antimicrobial activity for up to seven days.
     We have demonstrated in non-clinical studies that our nanocrystalline silver exhibits anti-inflammatory properties in three ways. It suppresses two naturally occurring inflammatory agents, specifically IL-12b and TNFa , and reduces the level of a naturally occurring enzyme called MMP-9. While helpful at the correct levels, excessive amounts of these substances are associated with inflammation. In addition, it increases the natural cell death of certain inflammatory cells, specifically polymorphonuclear leukocytes, or PMNs. We believe these mechanisms of action are an important reason for our nanocrystalline silver’s potent anti-inflammatory properties and that these properties are not shared by microcrystalline silver.
     Our manufacturing technology is based on a physical vapor deposition, or PVD, process called magnetron sputtering. The process begins by bombarding silver with positive ions to liberate, or sputter, nanosized silver-containing particles. These nanosized silver-containing particles are then re-condensed to form new atomically disordered nanocrystalline structures on various materials, called substrates. For example, we use high-density polyethylene as the substrate for some of our non-adherent wound care dressings.
     While the PVD process is generally used to produce films or continuous coatings, we have developed methods to coat inert substrates and also have developed a method to produce our nanocrystalline silver in powder form for use as an API in pharmaceutical products. This powder consists of aggregates of silver nanocrystals and forms the basis of our API, which can be delivered in various pharmaceutical formulations, such as creams, gels, liquids, tablets, capsules, suppositories and aerosols, for treating a variety of infectious or inflammatory conditions, which are both present in some cases.
Market Overview
   Wound Care Market
     Acticoat™ products with our SILCRYST™ coatings compete in the advanced wound care market, which includes products for chronic wounds, serious burns and traumatic and surgical wounds. According to Frost & Sullivan, the advanced wound care products was an approximately $1.5 billion global market in 2004 and is projected to grow to approximately $3.1 billion by 2011. We believe that the aging population and growing incidence of diabetes and obesity in many of our markets are driving an increase in the incidence of serious and difficult-to-heal wounds. In addition, we believe that wound care technology is motivating physicians to increase their use of advanced wound care products.
     Chronic wounds are generally defined as wounds that have not healed after six months of treatment. Advanced wound care products are frequently used in the treatment of chronic wounds. Chronic wounds include pressure ulcers, diabetic foot ulcers and venous stasis ulcers. Pressure ulcers are caused by unrelieved pressure or by tissue layers sliding over each other. According to a 2002 presentation by Frost & Sullivan, there were approximately 2.4 million human pressure ulcers in the United States. In addition, according to a 2005 report by Frost & Sullivan, approximately 7% of the 19.4 million people with diabetes in the United States suffered from diabetic foot ulcers in 2004. We believe that diabetic foot ulcers are one of the most difficult types of chronic wounds to heal. In each of 2000 and 2001, approximately 82,000 non-traumatic lower limb amputations occurred in people with diabetes, according to information made available by the American Diabetes Association. Venous stasis ulcers typically affect the elderly and are caused by the inability of blood to circulate effectively through the venous system in the leg. According to information published in 2003 by the Cleveland Clinic, a leading healthcare institution, approximately 500,000 people in the United States have venous stasis ulcers.
     Chronic wounds generally occur more frequently among diabetic, elderly, immobile or seriously ill people due to their diminished healing capabilities or immobility. It is often difficult to prevent pressure ulcers by repositioning patients due to the staffing limitations in hospitals, nursing homes and other healthcare facilities. In addition, it can be difficult to consistently prevent the formation of venous stasis or diabetic foot ulcers because of the patient’s chronic underlying disease or other health issues. Traditional gauze treatments for chronic wounds require frequent dressing changes that can disrupt the wound, which can retard or prevent the healing process. In addition, chronic wounds are often prone to infection.
     Matrix metalloproteinases, or MMPs, are enzymes that digest tissue and that thereby regulate the formation of new tissue and blood vessels in a healing wound. MMP-9 is one of these enzymes. Studies of human tissue samples indicate that excess levels of MMP-9 and other MMPs, particularly in wounds such as chronic ulcers, may contribute to non-healing or slow healing by digesting newly formed tissue faster than the wounds can heal. While commonly used advanced dressings offer clinicians a wide variety of dressing structures, such as solid foams and alginates, we do not believe these dressings, including those that contain silver, inhibit MMPs, unlike Acticoat™3 and Acticoat™ 7 dressings with SILCRYST™ coatings. A study published in the May-June 2002 issue of Wound Repair and Regeneration indicates that the Acticoat™ 3 dressing promoted more rapid wound healing and reduced the levels of MMPs in porcine wounds when compared to porcine wounds treated with non-silver control dressings and gauze dressings with silver nitrate.
     According to a 2005 report of the National Institute of General Medical Sciences, each year in the United States approximately 1.1 million burn injuries require medical attention; approximately 45,000 of these require hospitalization, and roughly half of those burn patients are admitted to a specialized burn unit; up to 10,000 people in the United States die every year of burn-related infections; and complications following serious burns may occur long after the initial incident, often when the patient is in an intensive care unit. Prior to the introduction of Acticoat™ in 1998, the standard of care for serious burns had been the use of antibacterial ointments or solutions, usually a form of silver, covered by sterile dressings. Because these creams and solutions are short acting forms of silver, these dressings generally needed to be changed at least daily or more frequently, which can be painful and can interfere with healing because of disruption of the wound bed. Acticoat™ dressings with SILCRYST™ coatings are generally non-adherent and provide for up to seven days of antimicrobial protection. Since its introduction, Acticoat™ has been rapidly adopted to replace short acting creams and solutions.
     Another important segment of the advanced wound care market is the treatment of traumatic wounds and surgical wounds. Traumatic wounds often have irregular edges and missing flesh, making them difficult to heal and prone to infection. According to the March-April 2005 Journal of the American Podiatric Medical Association, citing data published in 1988, approximately 10 million patients with traumatic wound injuries are seen in U.S. emergency departments each year. Surgical wounds, resulting from incisions, are more regular than traumatic wounds, but still have the potential to become infected. In the United States there were approximately 30 million surgical procedures performed in 2003 according to the 2003 National Hospital Discharge Survey, a survey conducted by the National Center for Health Statistics, a department of the United States Department of Health and Human Services. These procedures range from spinal taps with a needle incision to open heart surgeries, which require large chest incisions. With the increasing resistance of many infectious agents to systemic antibiotics, there is a need for products that can help prevent the entry of infectious agents into the body. We believe that this market segment presents a natural extension for our SILCRYST™ coatings for wound care products.
   Pharmaceutical Market
     We are developing pharmaceutical products to treat dermatological and gastrointestinal conditions. Atopic dermatitis is a chronic form of eczema that currently has no cure and no effective treatment without potential adverse side effects. More than 15 million people in the United States suffer from symptoms of atopic dermatitis, according to information published by the National Institute of Arthritis and Musculoskeletal and Skin Disease, last revised in 2003. Atopic dermatitis is currently treated primarily with prescription topical steroids and topical immunomodulators, or TIMs. Prescription TIMs in the United States generated 2004 sales of approximately $463 million according to IMS Health, a leading provider of prescription drug statistics. However, TIMs are prescribed for conditions other than atopic dermatitis. We are currently conducting a Phase 2 clinical trial on our topical cream with NPI 32101 for the relief of symptoms of atopic dermatitis.
     Two other common skin conditions that may benefit from NPI 32101 are acne and psoriasis. According to IMS Health, in 2004 prescription product sales of acne treatments totaled approximately $1.5 billion in the United States, including approximately $810 million of topical products and approximately $756 million of oral products. Also according to IMS Health, in 2004 prescription product sales of psoriasis treatments totaled approximately $891 million in the United States, including approximately $506 million of injectable biologics, approximately $283 million of topical products and approximately $98 million of oral products.
     The gastrointestinal market is composed of the many diseases causing heartburn, acid indigestion and bowel disorders. We have begun exploring the use of our nanocrystalline technology to treat two common inflammatory bowel diseases, or IBDs, ulcerative colitis and Crohn’s disease. Ulcerative colitis and Crohn’s disease are typically treated with anti-inflammatories, immunomodulators, corticosteroids, antibiotics or other treatments. According to IMS Health, prescription drug sales for the treatment of IBD were approximately $1.1 billion in 2004.
Acticoat™ Products With Our SILCRYST™ Coatings
     We have developed and received regulatory clearance to market four products using our SILCRYST™ coatings for the advanced wound care market. We have licensed to Smith & Nephew the exclusive worldwide rights to our SILCRYST™ coatings for non-minor skin wounds and burns on humans. Smith & Nephew markets these products under its Acticoat™ trademark to healthcare professionals in over 30 countries. The Acticoat™ product line using our SILCRYST™ coatings targets the higher cost segments of the serious wound care dressings market.
     In addition to the antimicrobial and anti-inflammatory effects of Acticoat™, Smith & Nephew is promoting the use of Acticoat™ products with SILCRYST™ coatings to help reduce the risk of methicillin-resistant Staphylococcus aureus, or MRSA, transmission. MRSA is one of the many antibiotic-resistant bacteria sometimes called “super bugs”. Our SILCRYST™ products have proven efficacy in controlling MRSA in the laboratory and clinically. An independent study sponsored by Smith & Nephew and published in the July 2005 issue of the Journal of Hospital Infection concluded that of all clinically observed wounds treated with Acticoat™ dressings in the study, 67% showed a decrease in the MRSA load and 11% showed a complete eradication of MRSA load. The study consisted of using Acticoat™ dressings as a cover for ten MRSA colonized wounds in a total of seven patients over the course of three days. Based on these findings, the authors of this study stated their belief that nanocrystalline silver dressings may become an important part of local MRSA management, with potential cost benefits to both patients and the healthcare system. In addition, the authors noted the possibility that nanocrystalline dressings may enhance effective antibiotic treatment and reduce therapeutic regimens in diabetics or other patients with conditions that often cause systemic antibiotics to fail to reach infected wounds.
     Health care professionals select different types of dressings for different types of wounds. Some wounds are dry while others have excess fluid, or exudate. As a result, an effective portfolio of products must address various wound types. As described below, Smith & Nephew’s Acticoat™ product family with our SILCRYST™ coatings is designed to treat a wide variety of serious wounds. Each of these currently marketed products has been cleared by the FDA and Canada.
   Acticoat™ 3/Acticoat™ Burn Dressings
     Acticoat™ 3 and Acticoat™ Burn are dressings offering antimicrobial activity for up to three days. They were first sold in the United States in 1998 and in Europe in 2001, where they are sold under the brand name Acticoat™. Smith & Nephew currently sells these products in over 30 countries around the world, including the United States. Acticoat™ 3 and Acticoat™ Burn are used extensively in the in-patient burn segment of the wound dressing market. They consist of a rayon/polyester non-woven core between two layers of high-density polyethylene, or HDPE, mesh with SILCRYST™ coatings that provides an antimicrobial barrier layer to protect wounds. A non-woven inner core retains moisture and improves handling characteristics.
   Acticoat™ 7 Dressings
     Acticoat™ 7 is a dressing offering antimicrobial activity for up to seven days. It was first sold in the United States in 2000 and in Europe in 2001. Smith & Nephew currently sells Acticoat™ 7 in over 20 countries around the world, including the United States. Acticoat™ 7 is used primarily in the chronic wound segment of the wound dressing market. Acticoat™ 7 provides consistent seven-day sustained antimicrobial protection for patients with venous stasis ulcers, diabetic foot ulcers, pressure ulcers and other persistent wounds and allows up to seven days before wound dressings are required to be changed. Acticoat™ 7 consists of two rayon/polyester non-woven inner cores laminated between three layers of HDPE mesh with SILCRYST™ coatings.
   Acticoat™ Absorbent Dressings
     The Acticoat™ Absorbent Dressing is an alginate dressing for wounds with moderate to heavy exudate, providing antimicrobial activity for up to three days. This product was first sold in 2001 and is currently sold in the United States, Canada and Europe. Acticoat™ Absorbent Dressing is used primarily in the chronic wound segment of the wound dressing market. The Acticoat™ Absorbent Dressing consists of a calcium alginate fabric coated on both sides with SILCRYST™ nanocrystals. Alginate dressings are derived from seaweed and are highly absorbent, biodegradable fibrous materials. Alginate dressings are commonly used in advanced wound care because they absorb exudate to help create a moist wound healing environment.
   Acticoat™ Moisture Control Dressings
     The Acticoat™ Moisture Control Dressing is a solid foam dressing for wounds with light to moderate exudate, providing antimicrobial activity for up to seven days. Smith & Nephew currently sells the Acticoat™ Moisture Control Dressing in the United States and Canada, and it is expected to be available in Europe in 2006. The Acticoat™ Moisture Control Dressing is used primarily in the chronic wound segment of the wound dressing market. The Acticoat™ Moisture Control Dressing consists of an absorbent foam sandwiched between an outer film and a non-adherent wound contact layer with SILCRYST™ coatings. The Acticoat™ Moisture Control Dressing was developed in collaboration with Smith & Nephew.
   New Acticoat™ Products
     We are working with Smith & Nephew to develop new Acticoat™ wound care products in the form of line extensions and innovative new dressing designs using SILCRYST™ coatings. We believe that new products will support Smith & Nephew’s efforts to continue to grow Acticoat™ sales by offering dressings designed for specific wound types. Our intent is to continually improve our nanocrystalline coatings so that Acticoat™ products reflect our latest developments in silver delivery technology. Since the introduction of the Acticoat™ dressing in 1998, the product line has grown from one to four dressing designs with multiple sizes within each dressing design. Multiple new products are in various stages of development. The first of these products is expected to be introduced in 2006.
Our Pharmaceutical Products
     Products formulated with our patented NPI 32101 nanocrystalline silver API are expected to be classified as drugs for treating diseases.
   Topical Cream with NPI 32101
     We are currently developing drugs based on customized formulations of the NPI 32101 nanocrystalline silver API for use in the treatment of dermatologic disorders and are developing a cream for the treatment of mild to moderate atopic dermatitis. We have completed our initial Phase 2 clinical trial for topical NPI 32101 and are in the process of enrolling patients for a second Phase 2 clinical trial.
     The current first line prescription standard of care for atopic dermatitis is administration of topical steroids. The second line prescription treatment is topical immunomodulators, or TIMs. Topical steroids act rapidly in most patients, but carry the risk of producing adverse side effects such as atrophy (thinning of the skin), telangiectasia (visible “spider-like” blood vessels) and striation (striping) of the skin. In addition, topical steroids are vulnerable to tachyphylaxis (loss of efficacy over time) and run the risk of systemic absorption, which can lead to rare but potentially life-threatening consequences.
     TIMs are presently a commonly prescribed alternative to topical steroids to treat the inflammation of atopic dermatitis. However, TIMs are topical forms of potent immunosuppressants that inhibit the immune system. The adverse events associated with the use of TIMs can include a burning sensation upon application, an increased risk of cancer and superficial skin infections, such as shingles (herpes zoster virus infection) or eczema herpeticum (skin lesions caused by herpes simplex virus).
     We believe that a cream containing NPI 32101 may be well received by physicians and patients because the results of our preclinical and clinical trials show that it addresses both inflammation and infection without presenting the potential rare drug-related serious adverse side effects associated with steroids and TIMs. Further, our cream does not appear to damage the skin and has the added potential benefit of combating secondary infections that are commonly developed by patients suffering from atopic dermatitis.
   Other Products with NPI 32101
     We are also researching potential pharmaceutical products containing NPI 32101 for use in the treatment of gastrointestinal disorders. Our nanocrystalline silver has exhibited the ability to suppress the expression of two inflammatory cytokines, TNFa and IL-12b. Overexpression of these two cytokines has been implicated in inflammatory bowel disorders such as ulcerative colitis and Crohn’s disease. We have conducted reproducible experiments that demonstrate a favorable effect of NPI 32101 on ulcerative colitis in a non-clinical laboratory study. Because our product appears, based on these preliminary experiments, to reduce swelling and ulceration at least as well as sulfasalazine, a drug used to treat IBD, and because we believe that many patients do not respond to currently available treatments for IBD, we are continuing this research in an effort to develop formulations of our API for the treatment of serious gastrointestinal disorders.
Our Other Products
   SILCRYST™ Coatings on Implants
     We are working to apply our SILCRYST™ coatings to a wide array of medical devices and implants, such as orthopedic implants, pacemakers and meshes. Although these types of medical devices and implants are implanted into patients under sterile conditions, infections can occur after implantation. If an infection occurs, the patient must undergo additional treatments and possibly additional surgical procedures if the infection caused an implant failure. We believe that these medical devices and implants would benefit from SILCRYST™ coatings designed to prevent and combat infection. We are currently focused on applying our SILCRYST™ coatings to various cardiovascular devices and orthopedic implants, and are testing our SILCRYST™ coatings on materials used to make these devices and implants such as titanium, stainless steel, cobalt chrome, silicone and various other polymer materials.
Our Clinical Development Program
     Since 2003, we have been engaged in a series of human clinical studies with our cream formulations of NPI 32101 for the treatment of atopic dermatitis pursuant to an Investigational New Drug, or IND, application that we filed with the FDA. These studies have consisted of a Phase 2 safety and efficacy study and several Phase 1 and Phase 2 safety studies. Our Phase 2 randomized, placebo-controlled safety and efficacy study has provided us with important guidance for the dosage strength, protocol and study design for our future clinical trials, including our second safety and efficacy Phase 2 clinical trial of NPI 32101 for which we have begun to enroll patients. We expect to complete this second large Phase 2 trial in late 2006. Our Phase 1 studies have provided us with preliminary data indicating that our NPI 32101 topical cream does not cause serious adverse side effects. As our clinical study program continues, we intend to perform additional studies to more fully understand the safety profile of our NPI 32101 topical cream. If our second Phase 2 trial and our additional safety studies are successful, we plan to commence in 2007 Phase 3 clinical trials, involving hundreds of patients in numerous clinical centers. If favorable and timely results are achieved in these Phase 3 trials, we anticipate submitting a New Drug Application, or NDA, to the FDA in 2009. However, we cannot assure that our clinical trials will be commenced or completed by these dates, that they will be successful, or that we will succeed in filing an NDA by such date or at all. Moreover, even if we file an NDA, we cannot assure that it will be approved by the FDA in a timely fashion or at all.
     In September 2004, we announced the results of our Phase 2 clinical study of NPI 32101 in a cream formulation in adult patients with mild to moderate atopic dermatitis. The purpose of the study was to evaluate the safety and effectiveness of topical NPI 32101 in improving the symptoms of atopic dermatitis. This double-blind, randomized, placebo-controlled study in 224 adult patients was conducted at 23 clinical sites across the United States. Patients were treated twice daily for a six-week period with one of two concentrations (0.5% and 1.0%) of our NPI 32101 topical cream or with a placebo consisting of the cream without NPI 32101. The patients in this study tolerated our NPI 32101 topical cream well, with no serious adverse events. The adverse events reported were not unusual for a topical drug and did not occur with a greater statistical frequency in the patients treated with NPI 32101 than was observed in the placebo group. For example, application site reactions occurred in 11.4%, 10.3% and 15.7% in the groups treated with placebo, 0.5% cream and 1.0% cream, respectively. Each investigator participating in the study was asked to observe the overall percentage improvement of each patient treated by that investigator at specified times during the course of the six weeks of treatment. These observations of overall assessment of disease improvement were then analyzed using three commonly-used statistical methods.
     The first method of statistical analysis, the intent to treat with last observation carried forward method, included the last observation made of each and every enrolled patient who had at least one post-treatment efficacy assessment. With this first method, even if a patient dropped out of the study before completing the six weeks of treatment, the last observation made of that patient was “carried forward” into the statistical analysis. Using this first method, we did not observe any statistically significant difference among our two dosage strengths of NPI 32101 cream and the placebo. The p-value, which is the measure of the probability of the difference in treatment results occurring due to chance, was 0.522, which generally means a 52.2% probability that the difference was due to chance. This method of analysis is the method that the FDA would use, based on its current guidance, for determining the efficacy of our product candidate.
     The second method of statistical analysis, the intent to treat protocol without last observation carried forward method, included each patient who completed the six weeks of treatment, whether or not the protocol for the study was precisely followed for that patient. Under this second method, patients treated with 1.0% NPI 32101 were observed to exhibit a statistically significant greater improvement than patients treated with the placebo, while the improvement observed in patients treated with 0.5% NPI 32101 was not a statistically significant improvement compared to the patients treated with placebo. The p-value for 1.0% NPI 32101 concentration compared to placebo in the second method was 0.025, which generally means a 2.5% probability that the difference was due to chance.
     The third method of statistical analysis, the per protocol method, analyzed the improvement in only patients who completed the Phase 2 study without any deviation from the protocol which might have confounded the results. Using this third method, the patients in the 1.0% dosage strength group also exhibited a statistically significant greater improvement in their disease symptoms than the patients who were in the placebo group, while the improvement observed in patients treated with 0.5% NPI 32101 was not a statistically significant improvement compared to the patients treated with placebo. The p-value for 1.0% NPI 32101 concentration compared to placebo in the third method was 0.024, which generally means a 2.4% probability that the difference was due to chance.
     Our first safety and efficacy Phase 2 clinical study provided us with important observations about the relationship between dosage strength of our NPI 32101 topical cream and patient response as well as the relationship between the length of treatment with our NPI 32101 topical cream and patient response. We have used these observations to guide the design of our second safety and efficacy Phase 2 clinical study. This second safety and efficacy Phase 2 clinical study is currently planned to test placebo, 1.0% and 2.0% dosage strengths in 345 children and adolescents with atopic dermatitis over a 12-week treatment period. Enrollment has begun in this second safety and efficacy Phase 2 clinical study and we expect that this study will be conducted at multiple sites in the United States and Canada. In this second safety and efficacy Phase 2 clinical study, instead of asking investigators to make an overall assessment of disease improvement, we have asked investigators to make a global assessment of the patient’s signs and symptoms at each study visit, and to evaluate whether “total clearance” or “almost total clearance” of symptoms has been achieved.
     With respect to our Phase 1 safety studies of our NPI 32101 topical cream, in a recently completed pharmacokinetic study, we determined serum concentrations and urinary excretion of silver in 18 adult patients with atopic dermatitis and 18 matching healthy adult controls following four times daily application of 1% and 2% NPI 32101 cream for two weeks. Silver could not be detected in the serum of a majority of the subjects, and when silver was detected in the minority of the subjects, the levels were low and there was no correlation with the concentration of cream, area covered with cream or the presence or absence of disease. Similarly, urinary silver excretion was not related to these factors or to the detection of silver in the serum. Based on these observations, we believe that systemic exposure to silver in patients with atopic dermatitis treated with topical NPI 32101 is likely to be low.
     In addition, we also tested 30 children and adolescents with atopic dermatitis for tolerance to our NPI 32101 topical cream in 1% and 2% dosage strengths applied twice daily for two weeks compared to the cream containing no silver. We did not observe any serious adverse events in any of these patients. Two patients in the placebo group and none in the NPI 32101-treated groups withdrew for adverse events. Treatment-related events were generally mild, transitory and were not related to the dose of silver applied, although they were higher in the NPI 32101 group than in the placebo group, with 20%, 70% and 60% of patients experiencing at least one adverse event for administration site conditions for placebo, 1% and 2% groups, respectively.
     In addition to our clinical studies described above, we are continuing to conduct preclinical and nonclinical studies of our NPI 32101 topical cream in order to generate the carcinogenicity, toxicology and other data that we will have to submit to the FDA as part of any NDA we may file. We cannot assure that these preclinical and nonclinical studies will be successful, that the data from these studies will be accepted by the FDA, or that even if accepted by the FDA, the FDA will not require additional such studies.

Smith & Nephew Agreements
     Prior to May 2001, we manufactured, marketed and sold directly to end users Acticoat™ wound care products. In May 2001, we entered into a number of agreements with Smith & Nephew providing greatly expanded sales and marketing resources to support the Acticoat™ product line, including a license and development agreement under which we licensed to Smith & Nephew the exclusive right to market, distribute and sell products with our SILCRYST™ coatings for use on non-minor skin wounds and burns on humans world-wide, and a supply agreement under which we agreed to manufacture these products and supply them exclusively to Smith & Nephew. These agreements do not give Smith & Nephew the right to sell consumer first-aid products with our SILCRYST™ coatings designed for self-medication or use without advice from a health care professional. We also sold various assets to Smith & Nephew in connection with the license and development agreement and the supply agreement, including certain manufacturing equipment (which we then leased back), the Acticoat™ trade name and trademark and various regulatory approvals. Pursuant to these agreements, Smith & Nephew markets and sells products with our SILCRYST™ coatings under its Acticoat™ trademark.
   License and Development Agreement
     Under the license and development agreement, Smith & Nephew has the right to market, distribute and sell products with our SILCRYST™ coatings for use on non-minor skin wounds and burns on humans, including improvements to those products, and any new products with our SILCRYST™ coatings for use on non-minor skin wounds and burns on humans. The license we have granted to Smith & Nephew is exclusive, which means that we have agreed not to license the right to market, distribute or sell products with our SILCRYST™ coatings for use on non-minor skin wounds and burns on humans to any other party. This exclusive right does not apply to other types of products that we may develop using our technology, such as the pharmaceutical products we are developing or SILCRYST™-coated implants. Smith & Nephew has agreed to pursue the development and commercialization of products with our SILCRYST™ coatings in the market for silver-based products for non-minor skin wounds and burns on humans. The license and development agreement expires in May 2026, although it may be terminated earlier by either party if the other party fails to cure a material breach of the agreement, suspends its operations or ceases to carry on business or files for bankruptcy or takes other similar actions.
     We have established a project team that includes representatives from both NUCRYST and Smith & Nephew to oversee and manage the development of Acticoat™ products under the license and development agreement. Development plans for Acticoat™ products must be approved by Smith & Nephew, which is responsible for all costs incurred in connection with the development of new Acticoat™ products and improvements. Smith & Nephew is also responsible for all regulatory filings required for the marketing or sale of Acticoat™ products under the license and development agreement. The project team also reviews Smith & Nephew’s annual marketing plan for Acticoat™ products, although final decisions regarding marketing matters are made by Smith & Nephew.
     The license and development agreement includes performance standards for Smith & Nephew based on its net sales of Acticoat™ products and other measures. Under certain circumstances, if the standards are not met we would be permitted to market, distribute and sell products with our SILCRYST™ coatings for use on non-minor skin wounds and burns on humans to other parties, other than Acticoat™ 3/Acticoat™ Burn and Acticoat™ 7 which would continue to be subject to the provisions of the license and development agreement giving Smith & Nephew the exclusive right to sell those products in the U.S. and Canadian markets.
     We have granted to Smith & Nephew a non-exclusive royalty-free license to use our SILCRYST™ trademark for use in marketing, distributing and selling Acticoat™ products under our agreements with them. This license also applies to any other marks we develop to identify products that contain our nanocrystalline silver coating technology. Subject to certain exceptions, Smith & Nephew has agreed to include these trademarks in all product labels and sales and promotional literature for Acticoat™ products.
     Smith & Nephew pays us royalties based on their sales of Acticoat™ products. We also receive payments upon the achievement of milestones relating to Smith & Nephew’s sales of Acticoat™ products and regulatory matters specified in the license and development agreement. All payments under the license and distribution agreement are made in U.S. dollars. In calculating sales levels for milestone payment thresholds and other purposes under the license and development agreement, sales by Smith & Nephew in currencies other than the U.S. dollar are converted to the U.S. dollar based on the average exchange rate for the prior quarter. In May 2004, in accordance with the agreements, the contractual royalty rate increased and from that date has remained and, under the terms of the agreements, is to remain constant for the life of the agreements, subject only to: (i) the possibility of a negotiated or arbitrator-awarded reduction in royalty rates on sales in countries where patent protection has been lost and a competing product is being sold that would have infringed our patent rights had they been in effect; (ii) the possibility of a negotiated reduction in royalty rates on sales of a particular Acticoat™ product where Smith & Nephew does not realize industry standard margins on sales of such products;

or (iii) a reduced royalty rate in respect of sales of Acticoat™ products in certain countries, including the United States, upon the expiration of patent rights to our SILCRYST™ coatings in such country. We are entitled to increased royalty rates on sales of particular Acticoat™ products where Smith & Nephew realizes gross profit margins on sales of such products over a specified threshold.
     We earned a $1.0 million milestone payment in 2001 for the first sale of product in Europe and a $3.0 million milestone payment in 2003 for the receipt of a regulatory approval in Europe. We earned a $5.0 million sales milestone payment in the first quarter of 2004, another $5.0 million sales milestone payment in the third quarter of 2004 and a $5.0 million sales milestone payment during the third quarter of 2005. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $19.0 million of milestone payments we have already received, is $56.5 million.
     We have granted Smith & Nephew a right of first offer regarding our assets and technology used to manufacture and supply Acticoat™ products. This right of first offer applies only if we desire to sell all or substantially all of these assets. We have also granted to Smith & Nephew a right of first refusal regarding these assets if we receive an offer to purchase them, which we wish to accept, from a competitor of Smith & Nephew’s in the wound care market.
   Supply Agreement
     Under the supply agreement, Smith & Nephew has appointed us as its exclusive supplier of the existing Acticoat™ products as well as any new products that we mutually agree to, and we have agreed not to sell these products to anyone else until such time as Smith & Nephew’s license to market, distribute and sell Acticoat™ products containing our SILCRYST™ coatings has terminated or expired. We are obligated to supply the quantity of Acticoat™ product specified in a rolling demand forecast provided to us by Smith & Nephew on a monthly basis. The price paid for the products by Smith & Nephew is equal to our fully allocated cost of goods sold including equipment depreciation plus a royalty based on sales of these products by Smith & Nephew. Smith & Nephew is not required to reimburse us for any costs incurred in acquiring or improving owned real property, buildings or similar improvements. Smith & Nephew’s obligation to reimburse us in any calendar year for fixed costs that are within our control or the control of our affiliates (including Westaim), other than costs incurred at the request of Smith & Nephew, is capped at the greater of a fixed percent and the increase in the Canadian Consumer Price Index. All payments under the supply agreement are made in U.S. dollars. In calculating sales levels for royalty payments under the supply agreement, sales by Smith & Nephew in currencies other than the U.S. dollar are converted into the U.S. dollar based on the average exchange rate for the prior quarter.
     Under the supply agreement, we lease certain manufacturing equipment from Smith & Nephew which represented approximately 40% of our total manufacturing capacity at December 31, 2005. If we suffer a material difficulty in supplying Acticoat™ products and that difficulty is not cured on a timely basis, this lease would terminate and Smith & Nephew would have the right to take possession of the equipment it leases to us and buy our other manufacturing equipment used in the production of Acticoat™ products. In such case, Smith & Nephew would also receive the right to use our technology to manufacture, on its own, Acticoat™ products for non-minor skin wounds and burns on humans. If within one year of Smith & Nephew commencing to manufacture Acticoat™ products under these circumstances, we are able to demonstrate to the reasonable satisfaction of Smith & Nephew that we are once again able to manufacture products in accordance with our agreements with Smith & Nephew, our lease from Smith & Nephew of the previously leased manufacturing equipment would resume at a cost no greater than Smith & Nephew incurred during its period of manufacture, subject to our reimbursing Smith & Nephew for its costs incurred to establish and terminate its manufacturing operations and subject to any then-existing Smith & Nephew third party commitments, and the lease would also cover any manufacturing equipment that Smith & Nephew had purchased from us, and the right of Smith & Nephew to use our manufacturing technology would cease.
     Smith & Nephew is responsible for any product recalls, although we have agreed to reimburse Smith & Nephew for its out-of-pocket costs to the extent the adverse event or complaint resulting in the recall was attributable to us.
     We have agreed not to use the manufacturing equipment that we lease from Smith & Nephew and use for producing Acticoat™ products for other purposes. We have granted Smith & Nephew a right of first offer regarding our assets used to manufacture and supply Acticoat™ products if we desire to sell all or substantially all of these assets. We have also granted to Smith & Nephew a right of first refusal regarding these assets if we receive an offer to purchase them, which we wish to accept, from a competitor of Smith & Nephew’s in the wound care market. The supply agreement expires upon the expiration or termination of the license and development agreement (which is scheduled to expire in 2026), although it may be terminated earlier by either party if the other party fails to cure a material breach of the agreement, suspends its operations or files for bankruptcy or takes other similar actions.

   Manufacturing and Technology Escrow Agreement
     Under the manufacturing and technology escrow agreement, we have deposited with an escrow agent certain documentation and manuals that describe technology used to manufacture Acticoat™ products. Upon the occurrence of certain release events, the documentation and manuals would be released by the escrow agent to Smith & Nephew as part of the right to use our technology to manufacture Acticoat™ products for non-minor skin wounds and burns on humans. A release event is defined as a material difficulty supplying Acticoat™ products under our supply agreement with Smith & Nephew that is not cured on a timely basis or the occurrence of certain events in connection with our insolvency or bankruptcy.
   Security Trust Agreement and Trust Indenture
     Under the security trust agreement and the trust indenture, we have granted to Smith & Nephew a security interest in our manufacturing technology and patent rights used in the manufacture of Acticoat™ products. This security interest secures our obligations to Smith & Nephew under the manufacturing right that would be granted to Smith & Nephew as described above. Under the security trust agreement and trust indenture, Smith & Nephew may take possession of and use the manufacturing technology and patent rights upon the occurrence of a release event as described under “—Manufacturing and Technology Escrow Agreement.” Accordingly, Smith & Nephew would have the right, upon the occurrence of specified events, to use our manufacturing technologies and patent rights to manufacture Acticoat™ products on its own or with a third party. Assignments with respect to the patent rights that are covered by the security interest have been deposited with a trustee under the security trust agreement and the indenture.
   Indemnities
     We and Smith & Nephew have agreed to indemnify each other in respect of claims resulting from any alleged physical injury or property damage as a result of our respective acts or omissions, the failure to perform our respective obligations under the license and development agreement and the supply agreement, our respective non-compliance with applicable law or regulation, any breach of our respective representations under these agreements, for so long as the particular representation survives. In addition, Smith & Nephew has agreed to indemnify us for claims arising out of its marketing and sale of Acticoat™ products except to the extent attributable to us. Also, we have agreed to indemnify Smith & Nephew in respect of claims resulting from any actual or threatened action by any third party alleging our SILCRYST™ coatings infringe that third party’s intellectual property rights, subject to Smith & Nephew’s remedy for such an infringement action being limited to withholding damages or royalties it must pay on account of the infringement action from amounts or royalties payable to us under the two agreements, unless we have breached any representation to Smith & Nephew in connection with that infringement.
Marketing
     Under the terms of our long-term agreements, Smith & Nephew, a global medical device company, is responsible for all sales and marketing activities with respect to Acticoat™ dressings. Smith & Nephew supports its local sales and marketing efforts with a marketing team that provides strategic and global market planning for the Acticoat™ brand. To maximize the potential of our SILCRYST™ technology and Smith & Nephew’s global reach, we work closely with Smith & Nephew to develop new Acticoat™ wound care products with our SILCRYST™ coatings. In 2004, Smith & Nephew’s Advanced Wound Management business designated Acticoat™ as one of its “superbrands,” and Smith & Nephew has advised us that the Acticoat™ product line therefore receives a relatively greater share of Smith & Nephew’s sales, marketing and new product development resources compared to products that are not among its designated “superbrands.”
Manufacturing
     We manufacture Smith & Nephew’s Acticoat™ products with our SILCRYST™ coatings and our NPI 32101 API in environmentally-controlled conditions. Our production facility is located in Fort Saskatchewan, Alberta, is ISO 9000 certified and subject to inspection from time to time by regulatory authorities from the United States, Canada and Europe. We currently purchase most of our raw materials from single suppliers.
     At December 31, 2005, our quality, operations and engineering staff was made up of 102 technicians, some of whom are professional engineers with expertise in quality systems, equipment design, logistics and production. Our Fort Saskatchewan, Alberta facility purchases and stores raw materials, coats wound care dressing components, assembles, labels and packages finished product for sterilization and finally, ships the products to Smith & Nephew.

Intellectual Property
     Our success depends significantly on our ability to obtain and maintain intellectual property protection for our technology, including our materials, devices, compositions and methods of making and using the same. Our success also depends on our ability to operate without infringing the intellectual property rights of others and our ability to prevent others from infringing our intellectual property rights. We also rely on trade secrets to protect our know-how and continuing technological innovation.
     Where possible, we pursue composition of matter patent claims. Such patent claims cover our materials, devices and compositions independent of the manner in which they are made and used. We also pursue device and method of manufacture, use and treatment claims.
     As of March 7, 2006, we hold 18 United States patents having expiration dates ranging from 2012 to 2022. In addition, we are pursuing 22 United States patent applications. Our goal is to hold corresponding patents and applications in our most important target markets outside the United States. Accordingly, we hold 60 corresponding patents from jurisdictions such as European Union countries, Australia, Canada, China and Japan. Moreover, we are pursuing 38 corresponding patent applications outside of the United States, including two patent cooperation treaty applications, which may lead to the filing of additional foreign patent applications.
     We believe our portfolio of issued patents prevents unlicensed parties from making, using, importing, selling and/or offering to sell our nanocrystalline silver material independent of its form and no matter how it is made or used in the United States and other important markets outside the United States. We believe our portfolio of pending patent applications, if and when issued, may prevent unlicensed parties from making, using, importing, selling and/or offering to sell certain aspects of our technology in the United States and other important markets outside the United States.
     Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the term of patents in the countries in which they are obtained. Generally, patents issued in the United States are effective for the longer of 17 years from the issue date or 20 years from the earliest effective filing date if the patent application, from which the patent issued, was filed prior to June 8, 1995; and 20 years from the earliest effective filing date, if the patent application, from which the patent issued was filed on or after June 8, 1995. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period (as defined in U.S. patent law). The duration of patents in other countries varies in accordance with provisions of applicable local law, but in countries with major markets typically is 20 years from the earliest effective filing date. Our patent estate, based on patents existing now and pending applications, will expire on dates ranging from 2012 to 2022.
     The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.
     In addition to patents, we rely on trade secrets to protect our intellectual property where appropriate. The protection of our trade secrets relies on our ability to keep information confidential. Our policy is to keep information confidential by disclosing it only to those employees and third parties with a need to know and only to the extent warranted in specific circumstances and under confidentiality agreements, where appropriate.
Competition
     The medical device and pharmaceutical industries are intensely competitive. There are numerous silver-containing advanced wound care dressings and silver-coated medical devices available from a variety of health care companies. Some of these products have been recently introduced and directly compete with Acticoat™. We sell products containing our SILCRYST™ coatings to Smith & Nephew and Smith & Nephew markets and sells them under its Acticoat™ trademark into a larger competitive environment.
     Major competitors in the advanced wound dressing market in which Smith & Nephew’s Acticoat™ products are sold include Convatec, a Bristol Myers Squibb company, Johnson & Johnson Wound Management, a division of Ethicon, Inc., Argentum Medical, LLC, Coloplast Corp., AcryMed, Inc., 3M Company, Kinetic Concepts Inc., Mölnlycke Health Care Group AB and Paul Hartmann AG. To the extent that we develop pharmaceutical products to treat dermatological and gastrointestinal conditions, we will face competition from pharmaceutical companies developing alternative drugs to treat these diseases. A number of parties are beginning to compete in the medical device coating area, including AcryMed, Inc., Covalon Technologies Ltd., C.R. Bard, Inc. and St. Jude

Medical Inc. In addition, we face and will continue to face competition from other major multi-national pharmaceutical companies and medical device companies, specialty pharmaceutical companies, universities and other research institutions.
Third-Party Reimbursement and Pricing Controls
     In the United States and elsewhere, sales of pharmaceutical products and medical devices depend in significant part on the availability of reimbursement to the consumer from third-party payors, including government health authorities, managed care providers, public health insurers, private health insurers or other organizations. Third-party payors are increasingly challenging the prices charged for medical products and services and examining their cost-effectiveness. It is time consuming and expensive to go through the process of seeking reimbursement approval from Medicare and private payors. Acticoat™ dressings or other products from which we may receive revenue in the future may not be considered cost-effective, and reimbursement may not be available or sufficient to allow these products to be sold on a competitive and profitable basis.
     In many foreign markets, including countries in the European Union and Canada, pricing of medical products, in particular reimbursed products, is subject to governmental control. In some countries of the European Union, a product must receive specific country pricing approval in order to be reimbursed in that country. In others, specific discounts will need to be granted on certain, in particular reimbursed, products. The pricing approval in those Member States of the European Union can take many months, and sometimes years, to obtain. In Canada, pricing must be approved by the Patented Medicine Prices Review Board, and government and third party payors. In addition, the Canadian provincial governments have the authority to assess the reimbursement status, if any, and the pricing of newly approved drugs, pharmaceutical products and pharmaceutical product indications. Obtaining price approval from the Patented Medicine Prices Review Board and provincial governments can take six to twelve months or longer after the receipt of the notice of compliance. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of a product to other available therapies.
     In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing controls. Although we do not expect the Medicare Prescription Drug Improvement and Modernization Act of 2003 to have a significant effect on pricing or reimbursement for Acticoat™ products, we cannot predict what impact it may have on prices or reimbursement policies for pharmaceutical products, including the products we are developing.
Government Regulation
     Government authorities extensively regulate the testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, of medical devices and pharmaceutical products. Since the United States and Europe are significant markets, we have described their regulatory systems. Many other countries have similar regulatory systems.
   United States
     In the United States, the FDA, under the Federal Food, Drug, and Cosmetic Act and other federal statutes and regulations, subjects medical products to rigorous review. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted. The FDA has different approval processes for medical devices, such as our wound care dressings, and pharmaceutical products, such as the products we are developing using our NPI 32101 API.
     Medical Device Regulation. Under the Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Class I medical devices are subject to the FDA’s general controls, which include compliance with the applicable portions of the FDA’s Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s general controls and may also be subject to other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Class III medical devices are subject to the FDA’s general controls, special controls, and generally pre-market approval prior to marketing.
     Acticoat™ products with our SILCRYST™ coatings require pre-market clearance by the FDA through the 510(k) pre-market notification process. When a 510(k) is required, the manufacturer must submit to the FDA a pre-market notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another commercially available, similar device which was subsequently cleared through the 510(k) process. By regulation, the FDA is required to review a 510(k) within 90 days of submission of the application. As a practical matter, clearance often takes longer. All currently marketed Acticoat™ products with our SILCRYST™ coatings have been cleared for marketing pursuant to the 510(k) process.
     The FDA has broad post-market regulatory and enforcement powers with respect to medical devices, similar to those for drug products. Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, consent decrees, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future pre-market clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution.
     New Drug Approval Process. To obtain approval of a new drug product from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product candidate and proposed labeling. The testing and collection of data and the preparation of necessary applications are expensive and time-consuming.
     The process required by the FDA before a new drug may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing in compliance with FDA regulations; submission of an investigational new drug application which must become effective before human clinical trials may begin; performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use; and submission of an NDA. The applicant typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase 1 clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In Phase 2 clinical trials, in addition to safety risk, efficacy is assessed in a patient population. Phase 3 clinical trials typically involve additional testing of safety and clinical efficacy in an expanded population at geographically-dispersed test sites.
     Clinical trials must be conducted in accordance with the FDA’s good clinical practices requirements. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. At each site where we sponsor a clinical trial, the Institutional Review Board, or IRB, for that site generally must approve the clinical trial design and patient informed consent form to be used at that site and may also require the clinical trial at that site to be halted, either temporarily or permanently, for failure to comply with that IRB’s requirements, or may impose other conditions.
     The applicant must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, in the form of an NDA, including payment of a user fee. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The review process may be extended if the FDA requests additional information or clarification regarding information already provided in the submission. If the FDA’s evaluations of the safety and efficacy data in the NDA and the manufacturing procedures and facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which contains the conditions that must be met in order to secure a final approval letter, authorizing commercial marketing of the drug for certain indications. If the FDA’s evaluation of the NDA submission and the manufacturing procedures and facilities is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter.
     Manufacturing cGMP Requirements. If and when we manufacture pharmaceutical products, we will be required to comply with applicable FDA manufacturing requirements contained in the FDA’s current good manufacturing practices, or cGMP, regulations. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facility for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-NDA approval inspection before we can use them. We and some of our third party service providers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.
     Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product withdrawal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.

   European Union Regulation
     Marketing Authorizations for Drugs. In order to gain marketing approval of any of our drug products in Europe, we must submit for review an application similar to a U.S. NDA to the relevant authority. In contrast to the United States, where the FDA is the only authority that administers and approves NDAs, in Europe there are multiple authorities that administer and approve these applications. Marketing authorizations in Europe expire after five years but may be renewed.
     We believe that our nanocrystalline silver drugs will be reviewed by the Committee for Medicinal Products for Human Use, or CHMP, on behalf of the European Medicines Agency, or EMEA. Based upon the review of the CHMP, the EMEA provides an opinion to the European Commission on the safety, quality and efficacy of the drug. The decision to grant or refuse an authorization is made by the European Commission.
     Approval of applications can take several months to several years, or be denied. This approval process can be affected by many of the same factors relating to safety, quality and efficacy as in the approval process for NDAs in the United States. As in the United States, European drug regulatory authorities can require that additional nonclinical studies and clinical trials be performed. The need for such studies or trials, if imposed, may delay marketing approval and involve unbudgeted costs. Inspection of clinical investigation sites by a competent authority may also be required as part of the regulatory approval procedure. In addition, as a condition of marketing approval, regulatory agencies in Europe may require post-marketing surveillance to monitor for adverse effects, or other additional studies as deemed appropriate. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product. In addition, after approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications.
     European GMP. In the European Union, the manufacture of pharmaceutical products and clinical trial supplies is subject to good manufacturing practice, or GMP, as set forth in the relevant laws and guidelines. Compliance with GMP is generally assessed by the competent regulatory authorities. They may conduct inspections of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product.
     Medical Devices. All of Smith & Nephew’s Acticoat™ products are classified as medical devices in the European Union. In order to sell its medical device products within the European Union, Smith & Nephew is required to achieve compliance with the requirements of the relevant Medical Devices Directive, or MDD, and its national implementations and affix CE markings on its products to attest to such compliance. Therefore, Smith & Nephew must meet the “Essential Requirements,” as defined under the MDD, relating to safety and performance of its products and, prior to their marketing, must successfully undergo verification of its regulatory compliance (“conformity assessment”) by a so-called Notified Body, which is usually a private entity that has been certified and equipped with respective rights by governmental regulators.
     The nature of the assessment depends on the regulatory class of the product. Under European law, any medical device products we may develop are likely to be in class III. In the case of class III products, a company must follow the requirements set forth in Article 11 of the MDD and its relevant Annexes, which may impose the obligation to establish and maintain a complete quality system for design and manufacture as described in Annex II of the MDD (this corresponds to a quality system for design described in the standards ISO 9001 and EN 46001 as amended, in particular by EN ISO 13485: 2000 and EN ISO 13488: 2000). The Notified Body must audit this quality system and determine if it meets the requirements of the MDD. In addition, the Notified Body must approve the specific design of each device in class III. As part of the design approval process, the Notified Body must also verify that the products comply with the Essential Requirements of the MDD. In order to comply with these requirements, a company must, among other things, complete a risk analysis and present sufficient clinical data. The clinical data presented by a company must provide evidence that the products meet the performance specifications claimed by a company, provide sufficient evidence of adequate assessment of unwanted side effects and demonstrate that the benefits to the patient outweigh the risks associated with the device. A company will be subject to continued supervision by the Notified Body and competent authorities and will be required to report any serious adverse incidents to the appropriate authorities. A company will also be required to comply with additional national requirements that are beyond the scope of the MDD.
     Smith & Nephew is entitled to affix a CE marking on all of its wound care products with our SILCRYST™ coatings that are currently marketed in the European Union. There can be no assurance that we or Smith & Nephew will be able to maintain the requirements established for CE marking for any or all of these products or that we will be able to produce these products in a timely and profitable manner while complying with the requirements of the MDD and other regulatory requirements.

  Environmental and Occupational Safety and Health Regulations
     Our operations are subject to extensive federal, state, provincial and municipal environmental statutes, regulations and policies, including those promulgated by the Occupational Safety and Health Administration, the Environmental Protection Agency, or EPA, Environment Canada, Alberta Environment, the Department of Health Services, and the Air Quality Management District, that govern activities and operations that may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. Some of these statutes and regulations impose strict liability for the costs of cleaning up, and for damages resulting from, sites of spills, disposals, or other releases of contaminants, hazardous substances and other materials and for the investigation and remediation of environmental contamination at properties leased or operated by us and at off-site locations where we have arranged for the disposal of hazardous substances. In addition, we may be subject to claims and lawsuits brought by private parties seeking damages and other remedies with respect to similar matters. If we are subject to governmental or private claims, lawsuits or other actions alleging that we violated environmental laws or that our operations or facilities are not in compliance with environmental laws, we may incur substantial legal costs and we could be subject to fines, penalties and damage awards and we could be required to make substantial expenditures to clean up contaminated sites, any of which could have a material adverse effect on our business.
     We have not to date needed to make material expenditures to comply with current environmental statutes, regulations and policies. However, we cannot accurately predict the impact and costs that future statutes, regulations and policies will impose on our business.
Employees
     As of December 31, 2005, we had a total of 151 employees in Canada and the United States. Of these 151 employees, 24 were engaged in research and development, 4 in clinical research, 102 in manufacturing and quality assurance and 21 in administration. We had 62, 70 and 92 employees at the end of 2002, 2003 and 2004, respectively. No employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with employees to be good.
ITEM 1A. RISK FACTORS
     If any of the following risks materialize, then our business, financial condition, results of operations and future prospects would likely be materially and adversely affected.
Risks Related to Our Business and Industry
We have a history of net losses and negative cash flow from operations; this will likely continue in the future and our cash may not be adequate to accomplish our objectives.
     We have a history of net losses. For the year ended December 31, 2003, we had a net loss of $2.3 million and negative cash flow from operations of $2.2 million. We would have realized a net loss and negative operating cash flow for the year ended December 31, 2004, but for the receipt of $10.0 million in milestone payments from Smith & Nephew. For the twelve months ended December 31, 2005, we had negative operating cash flow of $2.1 million, and we would have realized a greater net loss but for the receipt of $5.0 million in milestone payments from Smith & Nephew. As of December 31, 2005, we had an accumulated deficit of $23.6 million. Our ability to generate revenue is dependent on our ability to successfully and in a timely fashion manufacture products for sale by Smith & Nephew and design, develop, obtain regulatory approval for, manufacture, and commercialize our product candidates. We expect to increase our operating expenses and capital expenditures over the next several years as we expand our research and development activities and scale up our manufacturing and quality control operations and hire additional personnel. As a result, we expect to continue to incur net losses and negative cash flow from operations for the foreseeable future. Therefore, we will be required to obtain additional financing in the future, and additional financing may not be available at times, in amounts or on terms acceptable to us or at all, which would have a material adverse effect on our business. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when or if we will become profitable.
We have in the past been wholly dependent upon Westaim for financial support, and Westaim does not intend to provide us with financial support in the future.
     In the past, all of our external financing was provided by Westaim and we have relied on Westaim for the ongoing financial support necessary to operate our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We have repaid a portion of our debt to Westaim with a portion of the proceeds of our initial public offering and Westaim has exchanged our remaining debt to Westaim for additional common shares. As a result, Westaim does not intend to provide us any further financing or financial support and we will be entirely reliant on third parties for financing necessary to satisfy our cash needs. We do not have any lines of credit or other financing arrangements in place with banks or other financial institutions. We will likely require additional external financing in the future and there can be no assurance that we will be able to obtain additional financing as and when required, which would have a material adverse effect on our business.
We are dependent on our relationship with Smith & Nephew.
     In May 2001, we entered into a number of agreements with Smith & Nephew. The principal agreements are a license and development agreement under which we licensed to Smith & Nephew the exclusive right to market, distribute and sell products with our SILCRYST™ coatings for use on non-minor skin wounds and burns on humans worldwide, and a supply agreement under which we agreed to manufacture these products and supply them to Smith & Nephew. Our agreements with Smith & Nephew are described under the heading “Business—Smith & Nephew Agreements.”
     Since May 2001, all of our revenues have been earned under our contracts with Smith & Nephew and Smith & Nephew is currently our only customer. Our revenues under these contracts are derived primarily from royalties, which are calculated as a percentage of Smith & Nephew’s sales of Acticoat™ products, milestone payments, which are cash payments we receive upon the achievement by Smith & Nephew of certain sales goals or regulatory achievements relating to the Acticoat™ products, and reimbursement for our costs incurred in manufacturing Acticoat™ products. As a result, our revenues generally vary in proportion to increases or decreases in Smith & Nephew’s sales of its Acticoat™ products. We therefore depend and will continue to depend on Smith & Nephew to market and sell Acticoat™ products successfully. If Smith & Nephew does not increase future sales of its Acticoat™ products, this would likely have a material adverse effect on us and on the market price of our common shares.
     The Smith & Nephew agreements expire in 2026. However, Smith & Nephew may terminate our agreements earlier if we fail to cure a material breach of the agreements or if we suspend operations, cease to carry on business or file for bankruptcy or take other similar actions. If Smith & Nephew were to terminate our agreements prior to their expiration, we would lose the benefit of our strategic collaboration and our only current source of revenue.
Smith & Nephew is our only customer for all of our existing products.
     We have agreed to exclusively supply Smith & Nephew with our SILCRYST™ coatings for use in Smith & Nephew’s advanced wound care products, which are marketed by Smith & Nephew under its Acticoat™ trademark. Our agreements with Smith & Nephew cover products used to treat non-minor skin wounds and burns on humans, which we sometimes collectively refer to as “serious” wounds, excluding consumer first-aid products designed for self-medication or use without advice from a health care professional. We currently do not have any other products being sold in the marketplace. Consequently, all of our revenue is received from Smith & Nephew and is principally comprised of cost reimbursement, royalty payments and milestone payments. The amount of our revenues is determined primarily by the level of sales of Acticoat™ products achieved by Smith & Nephew. Moreover, Smith & Nephew is not required to purchase any significant amount of products from us. We are at risk of Smith & Nephew becoming less motivated to market Acticoat™ products due to any one of a number of factors, including other products marketed by Smith & Nephew having better profit margins, or achieving greater acceptance or popularity with health care providers, than the Acticoat™ products. We are also subject to the risk that sales of Acticoat™ products will not grow or will decline due to factors outside Smith & Nephew’s control, including competition from products marketed by competitors having better characteristics than Acticoat™ products resulting in customers generally preferring the competitor’s products.
     Smith & Nephew has the authority to unilaterally determine the selling price for Acticoat™ products. Smith & Nephew may set a relatively low price for our products, or give discounts or rebates that effectively lower the price of the Acticoat™ products, which in either case could reduce our revenues and delay or eliminate receipt of milestone payments.
     If we lose our patent rights in a particular country and in respect of a particular SILCRYST™ coated product and if someone else sells a competing product in that country that would have infringed on our patent rights had they been in effect, then we are obligated to negotiate in good faith with Smith & Nephew for the reduction of the royalty rate applicable to sales of the particular product in that country for so long as the competing product is being sold and we are without patent protection. If those negotiations do not result in any agreement, the matter would be referred to binding arbitration, although there is a limit on the maximum royalty reduction permitted. Any reduction in our royalties will adversely affect our results of operations.
     Decisions regarding key aspects of our relationship with Smith & Nephew and the pricing and marketing of Acticoat™ products are made by a limited number of key Smith & Nephew executives. The departure or replacement of any of these executives could have a material adverse effect on our relationship.
     Our future success depends in part on the launch of new Acticoat™ products by Smith & Nephew. We work with Smith & Nephew on the development of such new products; however, the decision to develop or launch a new product, the timing of the development and launch and all related matters are entirely within Smith & Nephew’s discretion. Therefore, there can be no assurance that new products will be developed or launched at all or on the timeline or in the manner we anticipate.
We may be unable to sell our existing products to other parties, even if our agreements with Smith & Nephew expire or terminate.
     We have agreed to exclusively supply Smith & Nephew with our SILCRYST™ coatings for use in silver-based products for non-minor skin wounds and burns on humans. We do not have the right to sell these products to other parties so long as Smith & Nephew has complied with the terms of our agreements. In addition, we do not have the right to sell the products marketed by Smith & Nephew as Acticoat™ 3/ Acticoat™ Burn and Acticoat™ 7 in the United States or Canada under any circumstances.
     If our agreements with Smith & Nephew were terminated or expire, or if we otherwise have the right to sell SILCRYST™-coated wound care products to customers other than Smith & Nephew, we may be unable to market, distribute and sell these products or to enter into a marketing, distribution and sales agreement with another distributor. We do not currently have a marketing, distribution or sales organization and there can be no assurance that we would be successful in marketing, distributing or selling our products were we to attempt to do so.
     In addition, Smith & Nephew owns and uses the trademark Acticoat™ to sell products with our SILCRYST™ coatings and consequently end-users tend to have greater familiarity with the Acticoat™ trademark as compared to the SILCRYST™ trademark. If our agreements with Smith & Nephew were terminated or expire and we attempted to market products with our SILCRYST™ coatings ourselves or through a distributor, we would not have the benefit of the Acticoat™ trademark.
We are required to manufacture Acticoat™ products according to Smith & Nephew’s forecasts and, if we suffer a material difficulty supplying Acticoat™ products, Smith & Nephew would have the right to manufacture or cause a third party to manufacture Acticoat™ products using our technology and facilities.
     As discussed below, if we suffer a material difficulty in supplying Acticoat™ products, Smith & Nephew may manufacture or cause a third party to manufacture Acticoat™ products, and in such circumstances we will be subject to a number of risks, including, but not limited to, Smith & Nephew failing to comply with FDA-mandated current good manufacturing practices or similar regulations in other jurisdictions, resulting in mandated production halts or limitations, Smith & Nephew experiencing manufacturing quality or control issues which halt or limit Acticoat™ production, and a greater risk that some of our proprietary manufacturing processes and trade secrets will become known to other third parties. Smith & Nephew has on several occasions requested that we increase our production capacity and, as a result, we are currently expanding our production capacity. However, there is a risk that we will not be able to do so in the future or to supply Smith & Nephew with the quantity or quality of products it requests. For a description of certain factors that may make it difficult to supply the quantity of Acticoat™ products required by Smith & Nephew, see below.
     We are obligated to provide the quantity of Acticoat™ product specified by Smith & Nephew in its demand forecasts. Meeting anticipated demand for Acticoat™ products estimated by Smith & Nephew may require significant scale-up expenses for new facilities and personnel. Although Smith & Nephew is required to reimburse us for costs of manufacturing products that we sell to Smith & Nephew, reimbursement for capital expenditures to acquire equipment typically takes the form of cash payments approximately equal to our depreciation, which payments are typically spread out over a number of years. Accordingly, scaling up our manufacturing capability may require that we make substantial up-front cash expenditures for which we will not be reimbursed for a period of several years. Smith & Nephew is not required to reimburse us for any costs incurred in acquiring or improving owned real property, buildings or similar improvements and, as a result, we are and will be required to obtain additional financing to fund any such expenditures and there can be no assurance that we will be able to do so. Smith & Nephew’s obligation to reimburse us in any calendar year for fixed costs that are within our control or the control of our affiliates (including Westaim), other than costs incurred at the request of Smith & Nephew, is capped at the greater of a fixed percent and the increase in the Canadian Consumer Price Index. Moreover, there can be no assurance that we will be able to successfully increase our manufacturing capacity to meet anticipated demand or that we will be able to satisfy demand in a cost-effective manner. Further, the demand forecasts provided by Smith & Nephew may materially overstate actual demand for Acticoat™ products, thereby resulting in excessive inventories and the potential for loss of product due to shelf-life expiration, or such forecasts may materially understate actual demand for Acticoat™ products resulting in lost sales due to the inability to meet demand on a timely basis. Either situation would have a negative impact on our results of operations.
     We lease certain manufacturing equipment from Smith & Nephew which represented approximately 40% of our total manufacturing capacity at December 31, 2005. If we suffer a material difficulty in supplying Acticoat™ products (which would give Smith & Nephew the right to assume the manufacture of Acticoat™ products as described below), and that difficulty is not cured on a timely basis, this lease would terminate and Smith & Nephew would have the right to take possession of the equipment it leases to us and to buy our other manufacturing equipment used in the production of Acticoat™ products. In such case, Smith & Nephew would also receive the right to use our technology and this equipment to manufacture, on its own, Acticoat™ products for non-minor skin wounds and burns on humans. If Smith & Nephew were to take possession of this equipment and manufacture Acticoat™ products on its own or with a third party, even for a limited period of time, it would have a material adverse effect on our business.
     We have deposited with an escrow agent certain documentation and manuals that describe the technology used to manufacture Acticoat™ products. Upon the occurrence of certain release events, the documentation and manuals would be released by the escrow agent to Smith & Nephew as part of the right to use our technology to manufacture Acticoat™ products for non-minor skin wounds and burns on humans. A release event is defined as a material difficulty in supplying Acticoat™ products under our supply agreement with Smith & Nephew that is not cured on a timely basis or the occurrence of certain events in connection with our insolvency or bankruptcy. In addition, we have granted to Smith & Nephew a security interest in our manufacturing technology and patent rights used in the manufacture of Acticoat™ products. This security interest secures our obligations to Smith & Nephew under the manufacturing right that would be granted to Smith & Nephew as described above. Under the security trust agreement and trust indenture, Smith & Nephew may take possession of and use our manufacturing technology and patent rights upon the occurrence of a release event as described above. Accordingly, Smith & Nephew would have the right, upon the occurrence of specified events, to use our manufacturing technologies and patent rights to manufacture Acticoat™ products on its own or have them manufactured by a third party. If this were to occur, it would have a material adverse effect on our business and would pose a risk that some of our proprietary manufacturing processes and trade secrets will become known to third parties. In addition, the existence of these Smith & Nephew rights will likely make it more difficult for us to obtain debt and other forms of financing in the future and may also limit the amount investors are willing to pay for our common shares.
We rely on Smith & Nephew for regulatory filings for Acticoat™ products and our results would be adversely affected if they do not fully comply with regulatory requirements.
     Smith & Nephew is responsible for regulatory filings required for the marketing and sale of Acticoat™ products. If Smith & Nephew does not fully comply with regulatory requirements related to these products, then we may be subject to risks which could adversely affect our results of operations and prospects, including but not limited to actions by the FDA or other regulatory authorities which may have the effect of restricting or preventing our ability to market and sell our products, or to have those products marketed or sold. It could also result in increased costs related to compliance with regulatory requirements.
Our agreements with Smith & Nephew may limit our ability to enter into agreements to transfer certain of our assets.
     We have granted Smith & Nephew a right of first offer regarding our assets and technology used to manufacture and supply Acticoat™ products if we desire to sell all or substantially all of these assets. We have also granted Smith & Nephew a right of first refusal regarding these assets if we receive an offer to purchase them, which we wish to accept, from a competitor of Smith & Nephew’s in the wound care market. The existence of these Smith & Nephew rights could limit our ability to enter into transactions involving the transfer of all or substantially all of these assets.
We have agreed to indemnify Smith & Nephew for claims under our agreements, which could result in significant costs to us.
     We have agreed to indemnify Smith & Nephew in respect of claims resulting from any alleged physical injury or property damage as a result of our acts or omissions, the failure to perform our obligations under the license and development agreement and the supply agreement, our non-compliance with applicable law or regulation, or any breach of our representations under these two agreements for so long as the particular representation survives. Also, we have agreed to indemnify Smith & Nephew in respect of claims resulting from any actual or threatened action by any third party alleging our SILCRYST™ coatings infringe that third party’s intellectual property rights, subject to Smith & Nephew’s remedy for such an infringement action being limited to withholding damages or royalties it must pay on account of the infringement action from amounts or royalties payable to us under the two agreements, unless we have breached any representation to Smith & Nephew in connection with that infringement.

Our ability to develop and sell future products, particularly our dermatological, gastrointestinal and future wound care products, is critical to our success, and if we fail to do so, our business and financial condition will suffer.
     We have invested and will continue to invest a significant portion of our time and financial resources in the development of future products including products for wound care, dermatological and gastrointestinal applications. The development of medical devices and pharmaceutical products is risky because there is no guarantee that products will be as effective as we anticipate or will receive regulatory approval, and the development of new products is extremely costly and typically extends over many years. Even if we receive regulatory approval, other companies may be able to market similar products prior to the launch of our products, during which time their products may gain a significant marketing advantage. We expect to incur substantial capital expenditures in connection with the development of future products. If we fail to successfully develop and sell our future products then we will not earn any return on our investment in these future products, which will adversely affect our results of operations and could adversely affect the market price of our common shares. It would also adversely affect our financial condition. In addition, if we are unable to develop future products, we will remain dependent on Smith & Nephew’s ability to market and sell Acticoat™ products successfully.
     Our success in developing and selling new products will depend upon multiple factors, including:
•	our ability to develop safe and effective products;

•	our ability to obtain regulatory approval in the United States, the European Union and other markets and the scope of such approval;

•	our ability to add sufficient manufacturing capacity and capability at an acceptable cost and in compliance with regulatory requirements;

•	our ability to generate commercial sales of our products;

•	acceptance of the product by the medical community and by patients and third-party payors;

•	inherent development risks, such as the product proving to be unsafe or unreliable, or not having the anticipated effectiveness;

•	preclusion or obsolescence resulting from third parties’ proprietary rights or superior or equivalent products;

•	our ability to enter into favorable and effective marketing and distribution agreements, or to be able to effectively market and distribute on our own;

•	our ability to develop repeatable processes to manufacture new products in sufficient quantities;

•	our ability to raise on acceptable terms the substantial additional capital expected to be necessary to successfully develop and commercialize such products; and

•	general economic conditions.
     If any of these factors cannot be overcome, we may not be able to develop and introduce new products in a timely or cost-effective manner, which could adversely affect our future growth and results of operations. Our failure to develop new products could adversely affect the market price of our common shares.
If product liability lawsuits are brought against us, they could result in costly litigation and significant liabilities.
     Our use of products in clinical trials, and our or Smith & Nephew’s marketing and sale of products, may expose us to product liability claims and associated adverse publicity. Additionally, the manufacture and sale of medical or pharmaceutical products or devices exposes us to an inherent risk of product liability claims, and the industries in which our products are sold or are likely to be sold have been subject to significant product liability litigation. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time and attention.
     We have product liability insurance coverage in an amount we believe is adequate for a company of our size in our industry under a policy maintained by Westaim, which covers Westaim and other entities it controls, and we expect to have this coverage for a period of at least 18 months after the closing of our initial public offering, subject to the earlier termination of the services agreement we entered into with Westaim or that portion of the services agreement relating to the provision of insurance to us by Westaim. See “Certain Relationships and Related Party Transactions—Relationship with Westaim—Services Agreement.” Once we are no longer covered by Westaim’s insurance policies, we will have to obtain our own insurance policies, which could result in increased costs or reduced insurance coverage. In addition, our insurance coverage may not protect us against any or all of the product liability claims which could be brought against us in the future, and there can be no assurance that we will be able to obtain product liability insurance in the future at a cost that we deem acceptable, or at all. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim and, if such a claim is successful, damage awards may not be covered, in whole or in part, by our insurance. We may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. We may also be obligated to indemnify our collaborators and make payments to other parties with respect to product liability damages and claims. Defending any product liability claims, or indemnifying others against those claims, could require us to expend significant financial and managerial resources.
The market for advanced wound care and pharmaceutical products is intensely competitive and many of our competitors have significantly more resources and experience than we do, which may limit our commercial opportunities and revenues.
     The medical device and pharmaceutical industries are intensely competitive. There are numerous silver-containing advanced wound care dressings and silver-coated medical devices available from a variety of health care companies. Some of these products have been recently introduced and directly compete with Acticoat™. We sell products containing our SILCRYST™ coatings to Smith & Nephew and Smith & Nephew markets and sells them under its Acticoat™ trademark into a larger competitive environment.
     We may not be able to compete successfully. Major competitors in the advanced wound dressing market in which Smith & Nephew’s Acticoat™ products are sold include Convatec, a Bristol Myers Squibb company, Johnson & Johnson Wound Management, a division of Ethicon, Inc., Argentum Medical, LLC, Coloplast Corp., AcryMed, Inc., 3M Company, Mölnlycke Health Care Group AB and Paul Hartmann AG. To the extent that we develop pharmaceutical products to treat dermatological and gastrointestinal conditions, we will face competition from pharmaceutical companies developing alternative drugs to treat these diseases. A number of parties are beginning to compete in the medical device coating area, including AcryMed, Inc., Covalon Technologies Ltd., C.R. Bard Inc, and St. Jude Medical Inc. In addition, we face and will continue to face competition from other major multi-national pharmaceutical companies, medical device companies, specialty pharmaceutical companies, universities and other research institutions.
     Products or treatments of our competitors that exist now or that may be developed in the future may reduce the marketability of the current SILCRYST™ coatings and any of our future products, particularly to the extent such products: are more effective; have fewer or less severe adverse side effects; have better patient compliance; receive better reimbursement terms; are accepted by more physicians; have better distribution channels; are easier to administer; are less expensive; or are more cost effective.
     There can be no assurance that our competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by us or that would render our technology and products obsolete and noncompetitive in these fields. Inflammation associated with atopic dermatitis is a complex condition and our competitors or prospective competitors may develop new or improved formulations of products already approved for treating inflammation associated with atopic dermatitis (such as corticosteroids and topical immunomodulators) or extend to the treatment of atopic dermatitis regulatory approvals of products already approved for treating inflammation associated with other skin diseases (such as those approved for treating psoriasis).
     Some of our competitors, either alone or together with their collaborators, have substantially greater financial, sales and marketing, manufacturing, and other resources and larger research, development and regulatory staffs than we do. In addition, many of our competitors, either alone or together with their collaborators, have significantly greater experience than we do in discovering, developing, manufacturing and marketing products and may also have greater experience in conducting clinical trials and obtaining regulatory clearances or approvals. As a result, they may be able to devote greater resources to the development, manufacture, marketing or sale of their products, initiate or withstand substantial price competition or development costs, or more readily take advantage of acquisitions or other opportunities. Additional mergers and acquisitions, collaborations or other transactions, or the emergence or growth of other competitors in the medical device and pharmaceutical industries, may result in even more resources being concentrated in our competitors.

If we are unable to effectively manage our expected future growth, we may be unable to meet demand for Acticoat™ products with our SILCRYST™ coatings and we may be unable to develop or commercialize future products successfully.
     As of December 31, 2005, we had 151 employees. We currently intend to hire additional employees and expand our facilities, although we cannot guarantee that we will grow as planned, or at all. However, to the extent that we are successful in doing so, our ability to manage our operations and expected growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to make such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to develop and commercialize future products and compete effectively, and our future financial performance will depend, in part, on our ability to manage any future growth effectively.
     We currently manufacture all Acticoat™ products with our SILCRYST™ coatings in our manufacturing facility in Fort Saskatchewan, Alberta. Production of increased quantities of our current products or production of new products may involve technical challenges for us and may require significant scale-up expenses for additions to facilities and personnel. At the end of the third quarter of 2005, we began construction of an expansion of our Fort Saskatchewan production facility with an estimated cost of approximately $5.7 million. However, there can be no assurance that we will be able to achieve sufficient manufacturing capabilities to satisfy demand for our current or new products in a cost-effective manner or to produce and sell the quantities necessary for us to operate profitably.
We depend on our executive officers and scientific and technical personnel, and if we are not able to retain them or recruit additional qualified personnel, we may be unable to successfully develop or commercialize future products.
     Our success depends upon the continued contributions of our executive officers and scientific and technical personnel. Due to the specialized knowledge each of our executive officers possesses with respect to our operations, the loss of service of any of our executive officers could delay or prevent the successful completion of the clinical trials necessary for the commercialization of present or future products.
     We rely substantially upon the services of Scott H. Gillis, our President and Chief Executive Officer; Paul J. Schechter, our Vice President, Drug Development & Regulatory Affairs and Chief Medical Officer; Eliot M. Lurier, our Vice President, Finance and Administration; and David C. McDowell, our Vice President, Manufacturing Operations. Although these individuals have employment agreements with us, we cannot assure you that we will be able to retain their services. In the event Mr. Gillis or Dr. Schechter is terminated without cause, we will be required to make severance payments to such officer under the terms of his employment agreement. See “Executive Compensation—Employment Agreements.” We do not currently maintain key man life insurance policies with respect to any of our employees.
     Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel. In order to pursue our product development and commercialization strategies, we will need to attract and hire additional personnel with experience in a number of disciplines, including product development, manufacturing, quality, clinical testing, government regulation, sales and marketing, drug reimbursement and information systems. There is intense competition for personnel in the fields in which we operate. If we are unable to attract new employees and retain existing employees, we may be unable to continue our development and commercialization activities.
We currently purchase most of our raw materials from single suppliers. If we are unable to obtain raw materials and other products from our suppliers that we depend on for our operations, our ability to deliver our products to market may be impeded.
     We depend on suppliers for raw materials and other components that are subject to stringent regulatory requirements. We currently purchase most of our raw materials from single suppliers and the loss of any of these suppliers could result in a disruption in our production. If this were to occur, it may be difficult to arrange a replacement supplier, because certain of these materials may only be available from one or a limited number of sources. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors. In addition, establishing additional or replacement suppliers for these materials may take a substantial period of time, as certain of these suppliers must be approved by regulatory authorities.
     If we are unable to secure on a timely basis sufficient quantities of the materials we depend on to manufacture Acticoat™ products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find replacement suppliers at an acceptable cost, then the manufacture of Acticoat™ products may be disrupted, which could increase our costs and have a materially adverse effect on our revenues.
If we are not successful in establishing collaborations with prominent health care companies, we may not be able to grow our business.
     Our long-term success depends upon our ability to identify, develop and commercialize products, potentially including new device coatings and products for dermatological and gastrointestinal applications. We cannot assure you that we will be successful in developing new products. However, if we do develop new products, we will need to either market and sell such products ourselves or collaborate with one or more other companies that have the required marketing and sales capabilities. New collaborations are a key part of our growth strategy. If we are unable to enter into collaborations respecting new products or market and sell such products ourselves, we will continue to be dependent upon Smith & Nephew for all of our revenues, and we may be limited in our ability to grow our business. The terms and conditions of any future collaboration agreements may be less favorable than our agreements with Smith & Nephew.
If a natural or man-made disaster strikes one or more of our facilities, or facilities upon which we depend, we may be unable to manufacture certain products for a substantial amount of time and our revenue could decline.
     Our facilities and the facilities of others on which we depend may be affected by natural or man-made disasters, which may include terrorist activities. We depend on our manufacturing facility and research laboratories, as well as our critical information systems, for the continued operation of our business. Our sole manufacturing facility is located in Fort Saskatchewan, Alberta, Canada. This facility and the manufacturing equipment that we use to produce our products, as well as our critical information systems, would be difficult to replace and could require substantial lead time to repair or replace. In the event that our manufacturing facility was affected by a natural or man-made disaster, we would be forced to construct new manufacturing facilities and may not be able to produce our products in sufficient quantities, or at all, during the period of construction. In that regard, due to the specialized nature of our manufacturing equipment, we anticipate that it would take a substantial period of time to construct new manufacturing facilities. Moreover, we would need to secure regulatory approval to manufacture our products at a new facility. Accordingly, construction of new facilities and regulatory approvals could take years to complete.
We have historically had internal controls and accounting processes in place and have modified these controls and processes over time as the need has arisen. However, if our internal controls and accounting processes are insufficient, we may not detect in a timely manner misstatements that could occur in our financial statements in amounts that could be material.
     As a result of our initial public offering and the subsequent listing of our common shares on NASDAQ, we need to devote substantial efforts to the reporting obligations and internal controls required of a public company in the United States and Canada, which will result in substantial costs, and a failure to properly meet these obligations could cause investors to lose confidence in us and have a negative impact on the market price of our common shares. Because, prior to our initial public offering, we had a small accounting staff and relied on Westaim to provide certain accounting services to us, these obligations will be more taxing on our resources than if we were a larger organization.
     We will be required to devote significant resources to the documentation and testing of our operational and financial systems for the foreseeable future. We will need to make continued efforts with respect to the documentation of our internal controls in order to meet the requirements of being a public company in the United States and Canada, including the rules under Section 404 of the Sarbanes-Oxley Act of 2002 in the United States and proposed Multilateral Instrument 52-111—Reporting on Internal Control Over Financial Reporting in Canada. However, the improvements we have made to date and the efforts with respect to our accounting processes that we will need to continue to make may not be sufficient to ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in the United States or Canada or result in misstatements in our financial statements in amounts that could be material. Insufficient internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares and may expose us to litigation risk.
We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.
     The Smith & Nephew sales revenues on which our royalty and milestone revenues are determined are reported to us in U.S. dollars. Sales by Smith & Nephew in other currencies will result in fluctuations in their revenue as reported in U.S. dollars. Our accounts receivable from Smith & Nephew are denominated in U.S. dollars. The functional currency that we use for accounting purposes is the Canadian dollar and, as a result, accounts receivable recorded in Canadian dollars are exposed to changes in the exchange rate between the Canadian and U.S. dollars until these receivables are collected. We do not maintain derivative instruments to mitigate our exposure to fluctuations in exchange rates.
Risks Related to Regulatory Matters
Smith & Nephew may be unable to maintain existing regulatory approvals or obtain new regulatory approvals for the Acticoat™ products that it currently sells, which would negatively affect our results of operations. Our future products may not be approved by the regulatory agencies, and any failure or delay associated with our product development and clinical trials or the agencies’ approval would increase our product development costs and time to market.
     Smith & Nephew is required to maintain regulatory approvals to sell the Acticoat™ products that it currently sells and to obtain additional regulatory approvals for those current products to sell them in any new markets. All of our future products will also require regulatory approval before we or any collaborator are allowed to market and sell them. We expect the regulatory approval process to be lengthy and expensive and we will have the burden of proving that our products are safe and effective. Satisfying regulatory requirements may cause our products to become prohibitively expensive. There is no assurance that Smith & Nephew will be able to maintain existing regulatory approvals for the Acticoat™ products it now sells or obtain new regulatory approvals, or that the conditions imposed by regulators will not adversely affect Smith & Nephew’s ability to market those products. Regulatory requirements imposed on products could limit Smith & Nephew’s ability to commercialize its product and our ability to test, manufacture and commercialize our products. Loss of these approvals or an inability to obtain approvals could have a material adverse effect on our business, financial condition or results of operations.
     Preclinical studies and clinical trials are expensive, can take many years and have uncertain outcomes. In addition, the regulatory approval procedures vary among countries and additional testing may be required in some jurisdictions. It usually takes at least several years to complete the requisite pre-clinical studies and clinical trials, and a product candidate may fail at any stage of testing. Difficulties and risks associated with pre-clinical studies and clinical trials may result in failure to receive regulatory approval or inability to commercialize products for new indications. Clinical trials may be suspended or terminated at any time due to the actions of the FDA, other regulatory authorities, our collaborators, or due to our own actions. The commencement and completion of our clinical trials could be delayed or prevented by several factors, including:
•	delays in obtaining regulatory approvals, including approvals by the competent institutional review board, or IRB, or ethics committee, or EC, to commence or continue a study;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	insufficient quantities of the study product;

•	scheduling conflicts with participating clinicians and clinical institutions;

•	slower than expected rates of patient recruitment and enrollment or the inability to reach full enrollment;

•	improper enrollment practices resulting in protocol management problems and statistical analysis problems;

•	inconclusive or negative interim results during clinical trials, including lack of effectiveness or unforeseen safety issues;

•	death of, or serious adverse effects experienced by, one or more patients during a clinical trial even if the reasons are not related to the study product candidate, including the advanced stage of the patient’s disease or medical condition;

•	uncertain dosing issues;

•	inability to monitor patients adequately during and after treatment;

•	inability or unwillingness of contract laboratories to follow good laboratory practices or of our clinical investigators and us to follow good clinical practices;

•	the occurrence of adverse events during the clinical trials;

•	inability or unwillingness of clinical investigators to follow our clinical protocols or good clinical practices generally;

•	inability or unwillingness of patients to follow our clinical protocols; and

•	inability or unwillingness of other third parties to perform data collection and analysis in a timely or accurate manner.

Delays or failures in obtaining regulatory approvals may:

•	delay or prevent the commercialization of any product that we develop for new indications or any product within an already approved indication for which the submission of additional clinical trial data is required;

•	in the case of delays, materially and adversely increase the cost of completing the development of such product and obtaining regulatory approval to market it;

•	diminish any competitive advantages; and

•	adversely affect our ability to attract new collaborators.
Completion of clinical trials does not guarantee successful commercialization of future products.
     Completion of clinical trials does not guarantee successful commercialization, for a variety of reasons, including, but not limited to:
•	clinical trials can have negative or inconclusive results;

•	regulators may not agree with our results or our analysis of the safety or the efficacy of our products;

•	there is a risk of failure in commercialization even after a product has been launched into the market, for example due to unexpected side effects of the product which were not discovered during clinical trials; and

•	the market may fail to respond positively to a product for a variety of factors outside our control, including but not limited to inadequate or unsuccessful marketing efforts by third parties on which we depend but cannot control, competition from other products, cost, reimbursement policies of third-party payors or the buying decisions of consumers for a variety of unforeseen reasons.
In the case of products that have already received regulatory approval or products for which we may receive regulatory approval in the future, we, Smith & Nephew and any companies with which we may collaborate in the future may still face development and regulatory difficulties that may delay or impair future sales.
     Current Acticoat™ products are subject to extensive regulation by the FDA, other federal authorities and certain state, provincial, territorial and foreign regulatory authorities. If we, Smith & Nephew or any companies with which we may collaborate in the future obtain regulatory approval for any future products, we, Smith & Nephew and any such collaborators will also be subject to extensive regulation by the FDA, other federal authorities and certain state, provincial, territorial and foreign regulatory authorities. These regulations will impact and do impact in the case of Acticoat™ products many aspects of our operations, including manufacturing, record keeping, quality control, adverse event reporting, storage, labeling, advertising, promotion, sale and distribution, export and personnel. The FDA and state, provincial, territorial and foreign agencies may conduct periodic inspections to assess compliance with these requirements. We, together with Smith & Nephew and any companies with which we may collaborate in the future, will be required to conduct post-marketing surveillance of the products. We also may be required to conduct post-marketing studies and safety monitoring. Any failure by us, Smith & Nephew or any companies with which we may collaborate in the future to comply with applicable FDA and other regulatory requirements, or the discovery of previously unknown problems, may result in problems including: delays in commercialization; refusal by the FDA or other regulatory agencies to review pending applications or supplements to approved applications; product recalls or seizures; warning letters; suspension of manufacturing; withdrawals of previously approved marketing applications; fines and other civil penalties; injunctions, suspensions or revocations of marketing licenses; refusals to permit products to be imported to or exported from the United States and other countries; and civil litigation and criminal prosecutions. See “Business—Government Regulation—United States—Manufacturing cGMP Requirements.”

If government and third-party payors fail to provide coverage and adequate reimbursement rates for Acticoat™ products or our future products, our revenues and potential for profitability will be reduced.
     Our revenues currently depend in part and will continue to depend upon the reimbursement rates established by third-party payors, including government health administration authorities, managed-care providers, public health insurers, private health insurers and other organizations. These third-party payors are increasingly challenging the price, and examining the cost-effectiveness, of medical products and services. Cost control initiatives could decrease the established reimbursement rates that we receive for any products in the future, which would limit our revenues. Legislation and regulations affecting the pricing of pharmaceutical products or medical devices, including the Acticoat™ products, may change at any time, which could limit or eliminate reimbursement rates for Acticoat™ or other products. If physicians, hospitals and other users of Acticoat™ products or any products we develop in the future fail to obtain sufficient reimbursement from healthcare payors for these products, or if adverse changes occur in governmental and private third-party payors’ policies toward reimbursement for these products, it could negatively affect the demand for these products, which could have a material adverse effect on our results of operations. Significant uncertainty exists as to the reimbursement status, if any, of newly approved pharmaceutical or medical device products, and we have no assurance that adequate or any third-party coverage will be provided for any new products introduced by us. If our new products do not receive adequate coverage and reimbursement, the market acceptance of these products would be adversely affected, which would have a material adverse effect on our results of operations.
     We may need to conduct post-marketing clinical trials in order to demonstrate the cost-effectiveness of products. Such studies may require us to commit a significant amount of management time and financial and other resources. Future products may not be reimbursed or covered by any of these third-party payors for our targeted indications.
     In many foreign markets, particularly countries in the European Union and Canada, the pricing of medical products is subject to governmental control. In these countries, obtaining pricing approval from governmental authorities can take many months and sometimes years to obtain. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of a product to other available therapies. If reimbursement of such products is unavailable or limited in scope or amount or if pricing is set at unsatisfactory levels, then our revenues could be reduced.
     In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing controls. We cannot predict whether the Medicare Prescription Drug Improvement and Modernization Act of 2003 will have a significant effect on pricing or reimbursement for the pharmaceutical products that we are developing.
Our business involves the use, handling, storage and disposal of hazardous materials and may subject us to environmental liability, and any future environmental liability could seriously harm our financial condition. We do not maintain insurance covering these risks.
     Our research and development and manufacturing activities involve the use, handling, storage and disposal of various materials commonly used in conducting these activities in the pharmaceutical industry, such as alcohols and acids. These materials are considered hazardous because they may be toxic, corrosive or flammable under certain conditions. We are subject to federal, state, provincial, local and foreign laws, regulations and policies governing the use, manufacture, storage, handling, and disposal of these materials. Some of our facilities are located in areas that may experience environmental contamination due to the activities of third parties.
     We cannot completely eliminate the risk of accidental injury or contamination from the use, manufacture, storage, handling, and disposal of materials we use. In the event of an accident or contamination, we could be liable for damages or costs of clean-up or remediation or be penalized with fines. This liability could be substantial and exceed our resources, which could have a material adverse effect on our financial condition. We do not maintain insurance for environmental liabilities. We may have to incur significant costs to comply with future environmental laws and regulations. Accordingly, we cannot assure you that costs and expenses relating to environmental matters or our use of hazardous materials will not have a material adverse effect on our business.
We perform and manage our clinical trials rather than relying on third-party clinical research organizations, or CROs, and since we do not have extensive experience in this area, there may be delays in completing, or a failure to complete, clinical trials that comply with regulatory requirements.
     We may not have the experience or the capability to take a product through the entire research and development process.

Specifically, we may not be able to take a product through pre-clinical development, clinical trials management, clinical data management, study design, biostatistical analysis, central laboratory and regulatory affairs. Thus, we may be unable to obtain regulatory approval for, or successfully commercialize, our product candidates.
     Further, we may not perform our clinical trials in accordance with good clinical and laboratory practices, as required by the applicable regulatory authorities. If our clinical trials fail to comply with these regulatory practices, we may be unable to use the data from those trials. Consequently, our clinical trials may be extended, delayed or terminated.
     We also may not be able to run our clinical trials as efficiently as a CRO and therefore we may experience a longer and more costly product development phase. This increase in the product development phase may subsequently reduce our period of patent exclusivity, and in turn diminish our potential economic returns.
Failure to comply with workplace safety legislation could seriously harm our financial condition.
     If we fail to comply with workplace safety legislation applicable to our employees, we may be subject to sanctions, fines and penalties including but not limited to closure of our manufacturing facility, as well as litigation risks, all of which would seriously harm our financial condition.
Risks Related to Intellectual Property
The protection of our intellectual property rights is critical to our success and any failure on our part to adequately protect those rights would materially adversely affect our business.
     Patents. Our commercial success will depend in part on the patent rights we own or may license in the future. As of March 7, 2006, our patent portfolio currently comprises 18 patents and 22 pending patent applications in the United States and 60 corresponding patents and 38 corresponding patent applications in the other major markets around the world. Our success depends on maintaining these patent rights against third-party challenges to their validity, scope or enforceability. In general, our patent position is subject to the risk that a governmental agency, such as the U.S. Patent and Trademark Office, or PTO, or the courts may deny, narrow or invalidate patent claims.
     We may not be successful in securing or maintaining proprietary or patent protection for our products and candidates, and protection that we do secure may be challenged and possibly lost. Our competitors may develop products similar to ours using compositions, methods and technologies that are beyond the scope of our intellectual property rights. In addition, if we are unable to maintain our proprietary rights, other companies may be able to copy our products or manufacturing processes. For example, although we believe that we have valid patent protection for our current products until at least 2014, it is possible that, prior to the expiration of our patents, competitors will attempt to introduce products similar to ours outside of the scope of our patents. Intellectual property protection is highly uncertain and involves complex legal and technical questions. Our patents and any patent that we may license in the future may be challenged, narrowed, invalidated, or circumvented. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage.
     The PTO, the PTO’s counterparts in other nations and the courts in the United States and elsewhere have not established a consistent policy regarding the breadth of claims allowed related to pharmaceutical patents. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.
     Failure to obtain or maintain patent or trade secret protection, for any reason, could adversely affect our competitiveness in the marketplace.
     Additionally, the laws of some countries do not protect our intellectual property rights to the same extent as do the laws of the United States and Canada. For example, enforcing patents in countries such as China and Japan may be difficult due to the structures of their patent systems. In addition, litigation in these or other countries may not be cost effective when balanced against the benefit that may be obtained. Further, there may be substantial global markets in which we do not have or may not be able to secure patent protection. There are also countries where our patents may not provide us with a financial or commercial benefit due to that country’s tolerance of patent violations.
     In addition, our competitors or other third parties, including generic drug companies, may challenge the validity of our patent claims. As a result, these patents may be narrowed in scope or invalidated and may fail to provide us with any market exclusivity or competitive advantage even after our investment of significant amounts of money. We also may not be able to protect our intellectual property rights against third-party infringement, which may be difficult to detect. In addition, we cannot assure you that third parties will not claim that we are infringing upon their patents or other intellectual property rights. If we become involved in any dispute regarding our intellectual property rights, regardless of whether we prevail, we could be required to engage in costly, distracting and time-consuming litigation that could harm our business and that could result in substantial expense. Likewise, if we were found to infringe the patents or other intellectual property rights of others, we might be required to make substantial royalty or other payments to third parties or otherwise cease manufacturing and marketing the product that is alleged to be infringing such third party patent or other intellectual property right, which in either case could materially adversely affect our results of operations.
     Trade Secrets and Proprietary Know-how. We also rely upon trade secrets and unpatented proprietary know-how and continuing technological innovation in developing our products, especially where we do not believe patent protection is appropriate or obtainable. We seek to protect this intellectual property, in part, by generally requiring our employees, consultants and current and prospective business partners to enter into confidentiality agreements. We may lack the financial or other resources to successfully monitor and detect, or to enforce our rights in respect of, infringements of our rights or breaches of these confidentiality agreements. In the case of any such undetected or unchallenged infringements or breaches, these confidentiality agreements may not provide us with meaningful protection of our trade secrets and unpatented proprietary know-how or adequate remedies. In addition, others may independently develop technology that is similar or equivalent to our trade secrets or know-how. If any of our trade secrets, unpatented know-how or other confidential and proprietary information is divulged to third parties, including our competitors, our competitive position in the marketplace could be harmed and our ability to successfully sell products in our target markets could be severely compromised.
     Trademarks. We have received trademark registrations for the words NUCRYST™ and SILCRYST™ as well as associated designs, in many jurisdictions that we consider major markets. We have pending trademark applications in other major market jurisdictions, including the United States.
     If we do not adequately protect our rights in our various trademarks from infringement, any goodwill that has been developed in those marks could be lost or impaired. If the marks we use are found to infringe upon the trademark or service mark of another company, we could be forced to stop using those marks and, as a result, we could lose any goodwill which has been developed in those marks and could be liable for damages caused by any such infringement.
The ability to market Acticoat™ products and any other products we develop is subject to the intellectual property rights of third parties.
     Acticoat™ products, and the product candidates we currently are developing and those we may develop in the future, may infringe patent and other rights of third parties. In addition, our competitors, many of which have substantially greater resources than us and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell products either in North America or international markets. Intellectual property litigation in the pharmaceutical industry is common, and we expect this to continue.
     If we or our collaborators are found to be infringing or to have infringed upon the intellectual property rights of third parties, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged products, or, if possible, to modify our products to avoid infringing upon those rights. Moreover, we could be liable for royalties on past sales and significant damages, and we could be required to obtain and pay for licenses if we are to continue to manufacture our products. These licenses may not be available and, if available, could require us to pay substantial upfront fees and future royalty payments. Any patent owner may seek preliminary injunctive relief in connection with an infringement claim, as well as a permanent injunction, against us or our collaborators and, if successful in the claim, may be entitled to lost profits from infringing sales, legal fees and interest and other amounts. Any damages could be increased if there is a finding of willful infringement. Even if we and our collaborators are successful in defending an infringement claim, the expense, time delay and burden on management of litigation could have a material adverse effect on our business.
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
     Many of our employees were previously employed at universities or other medical device or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could severely harm our business.
We may become involved in expensive intellectual property litigation or other proceedings related to intellectual property rights.
     We may deem it necessary or advisable to commence litigation to enforce our intellectual property rights. Others may claim that we have infringed upon their intellectual property rights and commence litigation against us. We believe that we will be subject to an increasing number of infringement claims to the extent we produce more products.
     Our commercial success depends in part on our ability to operate without infringing the patents and other proprietary rights of third parties. Infringement proceedings in the pharmaceutical industry are lengthy, costly and time-consuming and their outcome is uncertain.
     We may also be forced to engage in litigation to enforce any patents issued or licensed to us, or to determine the scope and validity of third party proprietary rights. Moreover, if our competitors prepare and file patent applications in the United States to claim technology that is also claimed by us, we may be forced to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention. In addition, in Europe, any patents issued to us may be challenged by third parties in opposition proceedings. Litigation and participation in such proceedings could result in substantial costs and diversion of our efforts, even if the eventual outcome is favorable to us. Litigation could also subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using certain technology.
     If we become involved in any patent litigation, interference, opposition or other administrative proceedings, we will incur substantial expense and the efforts of our technical and management personnel will be significantly diverted. As a result of such litigation or proceedings we could lose our proprietary position and be restricted or prevented from developing, manufacturing and selling the affected products, incur significant damage awards, including punitive damages, or be required to seek third-party licenses that may not be available on commercially acceptable terms, if at all. In addition, we may lack the resources, whether financial or otherwise, to monitor, prosecute and enforce our intellectual property rights. Moreover, our collaborators may choose not to enforce or maintain their intellectual property rights, and we may be forced to incur substantial additional costs to maintain or enforce such rights or may incur additional risks should we choose not to maintain or enforce such rights.
Risks Related to Our Common Shares
There has been limited trading in our common shares and, as a result, our common share price may be highly volatile.
     Prior to our initial public offering, our common shares were not sold in a public market. We cannot predict the extent to which a trading market will develop or how liquid any market that may develop might become. An active trading market for our common shares may never develop or may not be sustained.
     The stock market in general, and the market for stocks of medical devices and pharmaceutical companies in particular, has been highly volatile. As a result, the market price of our common shares is likely to be similarly volatile, and investors in our common shares may experience a decrease, which could be substantial, in the value of their shares, including decreases unrelated to our operating performance or prospects. The market price of our common shares could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere in this “Risk Factors” section and others such as:
•	variations in our operating performance and the performance of our competitors;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	results of pre-clinical and clinical trials by us and our competitors;

•	matters relating to our agreements with Smith & Nephew, including fluctuations in sales of Smith & Nephew’s Acticoat™ products;

•	assertions that our intellectual property infringes on the intellectual property rights of others or other matters calling into question our intellectual property;

•	changes in estimates or recommendations by securities analysts;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic collaborations or investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the media or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest; and

•	changes in general market and economic conditions.
     In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could require us to make substantial payments to satisfy judgments or to settle litigation.
Future sales of currently restricted shares could cause the market price of our common shares to decrease significantly, even if our business is doing well.
     Prior to the issuance of our common shares in our initial public offering, Westaim held 100% of our outstanding common shares. As of January 27, 2006, Westaim holds approximately 75.3% of our outstanding common shares and will be able to sell these common shares in the future. Sales of a significant number of our common shares, or the perception that these sales could occur, could materially and adversely affect the market price of our common shares and impair our ability to raise capital through the sale of additional equity securities.
     We also intend to register all common shares that we may issue under our amended equity incentive plan and upon exercise of our outstanding share options and share appreciation rights for resale in the public markets in the United States. In addition, shares issued under our amended equity incentive plan and upon the exercise of our outstanding share options and share appreciation rights may be sold without restriction in the Canadian public markets, provided there is compliance with Multilateral Instrument 45-102. As of December 31, 2005, 9,323 common shares, subject to adjustment as described below, were issuable on the exercise of share appreciation rights outstanding under our amended equity incentive plan and 713,770 common shares were issuable upon the exercise of options to purchase our common shares outstanding under our amended equity incentive plan. In addition, as of December 31, 2005, and after giving effect to the issuance of options to purchase an aggregate of 60,000 common shares to be issued to persons who became non-employee directors prior to the completion of our initial public offering, 1,416,907 common shares were reserved for future awards under our amended equity incentive plan.
     The outstanding share appreciation rights, or SARs, referred to above entitle the holder to receive upon exercise a payment of cash or, if provided in the award agreement, at our option, common shares. The number of common shares issuable upon exercise of these SARs varies depending upon the value of our common shares. The number of common shares issuable upon exercise of the SARs referred to above has been determined based upon the market price of our common shares on December 31, 2005. The actual number of common shares issuable upon exercise of those SARs will depend upon whether we elect to settle in cash or common shares and, if we elect to settle in common shares, the value of our common shares at the time of exercise. Therefore, the actual number of shares issuable upon exercise may be greater or less than the number of shares reflected above.

Westaim controls and will continue to control us and may have conflicts of interest with us or you in the future.
     As of January 27, 2006, Westaim owns approximately 75.3% of our outstanding common shares. In addition, certain of our directors also serve as directors of Westaim. In particular, the Chairman of our board of directors, Barry M. Heck, is the Chief Executive Officer, President and a Director of Westaim.
     For as long as Westaim continues to own more than 50% of our common shares, Westaim will be able to direct the election of all of the members of our board of directors. For so long as Westaim owns a significant percentage of our outstanding common shares, even if less than a majority, Westaim will be able to control or exercise a controlling influence over our business and affairs, including the incurrence of indebtedness by us, the issuance of any additional common shares or other equity securities, the repurchase of common shares and the payment of dividends, if any, and will have the power to determine or significantly influence the outcome of matters submitted to a vote of our shareholders, including mergers, consolidations, sales or dispositions of assets, other business combinations and amendments to our articles. Westaim may take actions with which you do not agree, including actions that delay, defer or prevent a change in control of our company or that could adversely affect the market price of our common shares. In addition, Westaim may take other actions that might be favorable to Westaim but not favorable to our other shareholders. If Westaim sells all or a portion of its interest in us, it may cause the value of your investment to decrease.
The amount of our net operating loss carryovers may be limited.
     The amount of net operating loss carryovers, or NOLs, which may be used by us for U.S. federal income tax purposes in any future year could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. In general, Section 382 would limit our ability to use NOLs for U.S. federal income tax purposes in the event of certain changes in ownership of our company, including as a result of sales of our common shares by Westaim and future offerings of common shares by us. If such limitations were triggered as a result of future shifts in ownership of us, combined with shifts in ownership that will occur as a result of the issuance of our common shares offered hereby, the use of our NOLs for U.S. federal income tax purposes would be limited. Any limitation of our use of NOLs could (depending on the extent of such limitation and the amount of NOLs previously used) result in us retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes. We do not expect the issuance of shares under our initial public offering to trigger a material limitation on the use of our NOLs. As noted elsewhere, we expect to incur losses on a quarterly and annual basis for the foreseeable future. Accordingly, we cannot predict when or if we will generate taxable income.
If we are classified as a passive foreign investment company, it could have adverse tax consequences to investors.
     Special rules apply to certain U.S. holders that own shares in a non-U.S. corporation that is classified as a passive foreign investment company, or PFIC. We do not believe that we will be a PFIC for the current taxable year and, based on our current business plan, we do not expect to be a PFIC in the foreseeable future. Since the determination as to whether or not a corporation is a PFIC is highly factual, however, there can be no assurance that we will not become a PFIC in future taxable years. The PFIC rules are extremely complex and could, if they apply, have significant adverse effects on the taxation of dividends received and gains realized by a U.S. holder of our common shares. Accordingly, prospective U.S. holders are strongly urged to consult their tax advisers concerning the potential application of the PFIC rules to their particular circumstances.
We do not intend to pay dividends, which may adversely affect the market price of our common shares.
     We currently intend to retain all available cash to finance our operations and the expansion of our business and do not intend to declare or pay cash dividends on our common shares in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant. You should not rely on an investment in our company if you require dividend income from your investment. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common shares, which is uncertain and unpredictable. There is no guarantee that our common shares will appreciate in value or that the value of the common shares will not decline, perhaps substantially.

As a foreign private issuer, we are subject to different U.S. securities laws and rules than a domestic U.S. issuer, which may limit the information publicly available to our shareholders.
     As a foreign private issuer we are not required to comply with all the disclosure requirements of the Securities Exchange Act of 1934 such as proxy statements and therefore there may be less publicly available information about NUCRYST than if we were a U.S. domestic issuer. In addition, our officers, directors and principal shareholders are exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Securities Exchange Act of 1934 and the rules thereunder. Therefore, our shareholders may not know on a timely basis when our officers, directors and principal shareholders purchase or sell our common shares. All of our directors and officers will be subject to the insider reporting rules under Canadian securities legislation.
You may be unable to enforce actions against us or certain of our directors and officers under U.S. federal securities laws.
     We are a corporation organized under the laws of Alberta, Canada. A majority of our directors and certain of our officers reside outside of the United States. Service of process upon such persons may be difficult or impossible to effect within the United States. Furthermore, because a substantial portion of our assets, and substantially all of the assets of our non-U.S. directors and officers and the Canadian experts named herein, are located outside of the United States, any judgment obtained in the United States, including a judgment based upon the civil liability provisions of U.S. federal securities laws, against us or any of such persons may not be collectible within the United States. In addition, there is doubt as to the applicability of the civil liability provisions of U.S. federal securities law to original actions instituted in Canada. It may be difficult for an investor, or any other person or entity, to assert U.S. securities laws claims in original actions instituted in Canada. Therefore, it may not be possible to enforce those actions against us or certain of our directors and officers.
We have outstanding options and share appreciation rights that have the potential to dilute shareholder value and cause the price of our common shares to decline.
     In the past, we have offered, and we expect to continue to offer, share options, share appreciation rights or other forms of share-based compensation to our directors, officers and employees. Share options and share appreciation rights issued in the past have per share exercise prices below the initial public offering price per share in our initial public offering. As of December 31, 2005, we had options outstanding to purchase 713,770 of our common shares at a weighted average exercise price of $2.98 per share. As of December 31, 2005 we had outstanding share appreciation rights to purchase 9,323 of our common shares at a weighted average exercise price of $2.64 per share. The exercise price of our outstanding share options and share appreciation rights are stated in Canadian dollars, and the foregoing weighted average exercise prices, which are stated in United States dollars, are based upon the noon buying rate reported by the Federal Reserve Bank of New York on December 31, 2005. The outstanding share appreciation rights entitle the holder to receive upon exercise a payment of cash or, if provided in the award agreement, at our option, common shares. In addition, the number of common shares issuable upon exercise of these share appreciation rights varies depending upon the value of our common shares. The number of common shares issuable upon exercise of the share appreciation rights referred to in this paragraph has been determined based upon an assumed value of our common shares on December 31, 2005. The actual number of common shares issuable upon exercise of those share appreciation rights will depend upon whether we elect to settle in cash or common shares and, if we elect to settle in common shares, the value of our common shares at the time of exercise. Therefore, the actual number of shares issuable upon exercise of the share appreciation rights may be greater or less than the number of shares reflected in this paragraph. If some or all of these options or share appreciation rights are exercised and such shares are sold into the public market, the market price of our common shares may decline.
Our articles and certain Canadian laws could delay or deter a change of control.
     Our authorized preferred shares are available for issuance from time to time at the discretion of our board of directors, without shareholder approval. Our board of directors may amend our articles to fix the number of preferred shares in, and determine the designation of the shares of, each series of preferred shares and may create, define and attach voting, dividend and other rights and restrictions to the shares of each series, subject to the rights and restrictions attached to our preferred shares as a class. The economic, voting and other rights attaching to a particular series of our preferred shares may be superior to those of our common shares and may dilute or otherwise adversely affect the voting and economic interests of the holders of our common shares.
     Limitations on the ability to acquire and hold our common shares may be imposed by the Competition Act (Canada). This legislation permits the Commissioner of Competition of Canada, or Commissioner, to review any acquisition of a significant interest in us. This legislation grants the Commissioner jurisdiction, for up to three years, to seek a remedial order, including an order to prohibit the acquisition, from the Canadian Competition Tribunal, which order may be granted where the Competition Tribunal finds that the acquisition substantially prevents or lessens, or is likely to prevent or lessen, competition in any market in Canada.
     The Investment Canada Act (Canada), or Investment Act, requires each “non-Canadian,” as determined in the Investment Act, who commences a new business activity in Canada or acquires control of an existing Canadian business, where the establishment or acquisition of control is not a reviewable transaction by Canadian authorities under the Investment Act, to file a notification in prescribed form. Subject to certain exceptions, a transaction that is reviewable under the Investment Act may not be implemented until an application for review has been filed and the responsible Minister of the federal cabinet has determined that the investment is likely to be of “net benefit to Canada” taking into account the factors, where relevant, set out in the Investment Act. An investment in our common shares by a non-Canadian would be reviewable under the Investment Act if it were an investment to acquire control of us and the value of our assets was C$5.0 million or more as determined pursuant to the Investment Act.
     Any of the foregoing may make it more difficult for shareholders to replace our management, and could prevent or delay a change of control of our company and deprive or limit strategic opportunities for our shareholders to sell their shares.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Pursuant to a lease arrangement dated July 1, 2005, we lease from Westaim in Fort Saskatchewan, Alberta, 71,136 square feet of manufacturing, laboratory and office space of which 63,006 square feet is subject to an initial term of 10 years, expiring in 2015. All of this leased space is subject to successive additional five year renewal terms expiring in 2025, at renewal rates equal to the greater of fair market value or existing base rent plus Alberta CPI (Consumer Price Index) increases since the last rent was determined. On December 1, 2005, we entered into another lease arrangement with Westaim for an additional 4,504 square feet of office space which is subject to an initial term of 13 months expiring December 31, 2006 which space may, at our option, be rolled into the unexpired portion of the 10 year term of the July 1, 2005 lease (including any rights of renewal). We also lease from a third party 23,567 square feet of office and laboratory space in Wakefield, Massachusetts for administration, marketing, sales and pharmaceutical research and development. This lease expires in 2009, with options to extend for two terms of five years each.
     We estimate that our existing production facility in Fort Saskatchewan has the capacity to produce Acticoat™ products with a value, expressed in terms of the sales price to end users, of approximately $75 million, based on existing product mix and current sales prices. Our capacity is fully utilized for customer demand for Smith & Nephew sales and inventory requirements and research and development. We estimate that the expansion of our Fort Saskatchewan production facility will increase our manufacturing capacity by approximately 30%, depending on product mix. This estimate is based on a number of assumptions and uncertainties, and actual increases in capacity may be different.
ITEM 3. LEGAL PROCEEDINGS
     In the normal course of business, we may be subject to litigation and claims from third parties. We are not currently a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price
     Our common shares are traded on the NASDAQ under the symbol “NCST” and on the Toronto Stock Exchange under the symbol “NCS.” Our common shares began trading on December 22, 2005. The table below sets forth, for the calendar quarter indicated, the high and low sales prices of NUCRYST’s common shares as reported by the NASDAQ.

	High	Low
Calendar Quarter Ended:
December 31, 2005	$10.05	$10.00
Number of Shareholders
     On March 15, 2006, there were approximately 56 holders of record of our common shares.
Dividends
     We did not pay any cash dividends on our share capital in 2005 or 2004 and have no current plans to pay any cash dividends. We currently intend to retain all available cash to finance our operations and the expansion of our business.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information as at December 31, 2005

	Number of securities to		Weighted-average	Number of securities
	be issued upon exercise		exercise price of	remaining available for
Equity compensation plans	of outstanding options,		outstanding options,	future issuance under
approved by securityholders	warrants and rights		warrants and rights	equity compensation plans
1998 Equity Incentive Plan				1,416,907	(3)
a) Options	713,770	(1)	CDN$3.47
b) Stock Appreciation Rights	9,323	(2)	CDN$3.08

(1)	This amount excludes 60,000 options to purchase our common shares at an exercise price of $10.00 that have been allocated and approved for issuance to the non-employee directors but for which award agreements have not yet been executed. For more information, see “Directors and Executive Officers of the Registrant—Director Compensation”.

(2)	The number of common shares issuable on exercise of these stock appreciation rights has been determined based on the December 31, 2005 closing price of our common shares on the NASDAQ of $10.05. The actual number of common shares issuable upon exercise of these stock appreciation rights will vary depending on whether we elect to settle in cash or common shares and, if we elect to settle in common shares, the value of the common shares at the time of exercise.

(3)	This amount assumes the issuance of the options to purchase the 60,000 common shares referred to in note (1) above and the issuance of the 9,323 common shares referred to in note (2) above.
Unregistered Sales of Equity Securities
     None.

Use of Proceeds from Initial Public Offering
     On December 22, 2005, we sold 4,500,000 common shares at a price of $10.00 per share in our initial public offering. The common shares sold in the initial public offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form F-1 (No. 333-130073). The Registration Statement was declared effective by the Securities and Exchange Commission on December 21, 2005. We received the proceeds of our initial public offering on December 29, 2005 and, after using $3.1 million for the payment of commissions (of which Jefferies & Company, Inc. was the managing underwriter) and $6.9 million to partially repay debt to Westaim, the remaining proceeds were invested primarily in short-term, interest-bearing securities.
Repurchases of Equity Securities
     None.

ITEM 6. SELECTED FINANCIAL DATA
     We have derived the selected consolidated financial data as of December 31, 2004 and 2005 and for the years ended December 31, 2003, 2004 and 2005 from our audited consolidated financial statements that are included elsewhere in this annual report. We have derived the selected consolidated financial data as of December 31, 2003 and for the year ended December 31, 2002 from our audited consolidated financial statements, and consolidated financial data as of December 31, 2001 and 2002 and for the year ended December 31, 2001 from our unaudited consolidated financial statements, which are not included in this annual report. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America or GAAP. Historical results are not necessarily indicative of the results to be expected in future periods.
     You should read the following selected consolidated financial data together with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended
	December 31,
	2001	2002	2003	2004	2005
Results of Operations Data:
Revenue:
Wound care product revenue	$5,350	$5,312	$8,404	$14,682	$18,636
Milestone revenue(1)	1,000	—	3,000	10,000	5,000

Total revenue	6,350	5,312	11,404	24,682	23,636
Costs:
Manufacturing	2,378	3,206	4,430	7,141	10,015
Research and development	2,137	3,467	5,704	8,971	8,520
General and administrative(2)	5,762	2,985	2,797	3,901	3,945
Depreciation and amortization	89	139	158	221	300

(Loss) income from operations	(4,016)	(4,485)	(1,685)	4,448	856
Other income (expenses):
Gain on sale of assets	12,993	—	—	—	—
Foreign exchange (losses) gains	(10)	(6)	(230)	82	193
Interest income	157	41	47	66	12
Interest expense(3)	(212)	(14)	(414)	(3,229)	(3,540)

Income (loss) before income taxes	8,912	(4,464)	(2,282)	1,367	(2,479)
Current income tax expense(4)	(10)	(7)	(19)	(19)	(162)

Net income (loss)	$8,902	$(4,471)	$(2,301)	$1,348	$(2,641)

Net income (loss) per common share — basic and diluted	$0.92	$(0.46)	$(0.24)	$0.14	$(0.27)

Weighted average number of common shares outstanding
— basic	9,727,500	9,727,500	9,727,500	9,727,500	9,764,486
— diluted	9,727,500	9,727,500	9,727,500	9,905,464	9,764,486

(1)	Certain milestone revenue may relate in part to sales activity in prior periods.

(2)	In 2001, before we entered into the Smith & Nephew agreements, we incurred selling expenses that we did not incur in subsequent periods.

(3)	Historically, Westaim has provided all of the external funding necessary to operate our business, and all of the indebtedness reflected on our consolidated balance sheets for periods through December 31, 2005 reflects funding from Westaim. In 2001, 2002 and 2003, Westaim did not charge interest on substantially all of our indebtedness to Westaim. Accordingly, interest expense for the years ended December 31, 2001 to 2003 is substantially less than the interest expense that would have been incurred had we been charged interest on all of our indebtedness.

(4)	Although we are currently a majority owned subsidiary of Westaim, Canadian tax laws do not allow for the filing of a consolidated income tax return with Westaim. Accordingly, we have filed our own tax returns and the income tax expenses reflected in the above financial data reflect our actual consolidated income tax expense for the applicable periods.

	As of December 31,
	2001	2002	2003	2004	2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,293	$345	$201	$948	$35,901
Current assets	6,913	2,927	4,655	8,002	48,992
Total assets	9,176	6,640	10,042	15,597	59,460
Current liabilities(1)	19,980	22,046	31,273	37,181	45,691
Working capital (deficiency)	(13,067)	(19,119)	(26,618)	(29,179)	3,301
Common shares	3,534	3,534	3,534	3,534	42,629
Accumulated other comprehensive income (loss)	1,136	1,045	(2,479)	(4,180)	(5,281)
Accumulated deficit	(15,474)	(19,985)	(22,286)	(20,938)	(23,579)
Total shareholders’ (deficit) equity	(10,804)	(15,406)	(21,231)	(21,584)	13,769

(1)	Includes indebtedness to Westaim of $18,583, $20,913, $29,612, $33,482 and $39,642 as of December 31, 2001, 2002, 2003, 2004 and 2005, respectively, which was converted into a term loan effective August 31, 2005.

	Year Ended
	December 31,
	2001	2002	2003	2004	2005
Wound care product revenue	$5,350	$5,312	$8,404	$14,682	$18,636
Milestone revenue(1)	1,000	—	3,000	10,000	5,000

Total revenue	$6,350	$5,312	$11,404	$24,682	$23,636
Manufacturing costs	$2,378	$3,206	$4,430	$7,141	$10,015
Gross margin excluding milestone revenue(2)	$2,972	$2,106	$3,974	$7,541	$8,621
Gross margin percent excluding milestone revenue(2)	55.6%	39.6%	47.3%	51.4%	46.3%

(1)	Certain milestone revenue may relate in part to sales activity in prior periods.

(2)	Gross margin excluding milestone revenue is equal to wound care product revenue minus manufacturing costs. Gross margin percent excluding milestone revenue is equal to gross margin excluding milestone revenue divided by wound care product revenue.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This management’s discussion and analysis should be read in conjunction with our consolidated financial statements, including the related notes, included elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Some of the information detailed in this discussion and analysis contain forward-looking statements that involve substantial risks and uncertainties, such as statements of our plans, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. See “Forward- Looking Statements” and “Risk Factors” included elsewhere in this annual report.
Overview
     We develop, manufacture and commercialize innovative medical products that fight infection and inflammation. Our patented technology enables us to convert silver’s microcrystalline structure into an atomically disordered nanocrystalline coating. We believe that this conversion enhances silver’s natural antimicrobial properties and that currently marketed products with our SILCRYST™ coatings meet important patient needs. In addition, our nanocrystalline silver structures have exhibited potent anti-inflammatory properties in preclinical studies. We produce our nanocrystalline silver as a coating for wound dressing products under the trademark SILCRYST™ and as a powder for use as an active pharmaceutical ingredient, or API, which we refer to as NPI 32101. We are currently engaged in Phase 2 clinical trials of NPI 32101 which we believe may be useful for treating a wide range of infectious and inflammatory diseases. On December 29, 2005 we completed an initial public offering of 4.5 million common shares for gross proceeds of $45.0 million. In future periods, we will incur significant additional legal, accounting, insurance and other expenses as a result of being a public company.
     Advanced would care products with our SILCRYST™ coating have received FDA clearance and approval of other regulators and are sold by Smith & Nephew plc (“Smith & Nephew”), a global medical device company, in over 30 countries around the world, including the United States, under its Acticoat™ trademark. Acticoat™ products are used for a wide variety of wound types by hospitals, clinics, burn centers, doctors’ offices, home healthcare agencies and nursing homes. We work with Smith & Nephew to develop new Acticoat™ wound care products with our SILCRYST™ coating. Smith & Nephew’s recently launched Acticoat™ Moisture Control product resulted from these efforts. Operating income from our wound care products, which we define as revenue (including milestone payments) less manufacturing costs and other expenses associated with wound care products, funds a large portion of our pharmaceutical development costs. We are using the proceeds of our recently completed initial public offering to fund the remainder of these costs.
     Our results of operations currently depend substantially on Acticoat™ product sales generated by Smith & Nephew, which is our only customer. Acticoat™ products compete in the advanced wound care products market. We believe that the demand for Smith & Nephew’s Acticoat™ products with our SILCRYST™ coatings is and will be driven in large part by demographic factors, including population aging, the incidence of medical conditions such as diabetes and obesity and the displacement of traditional wound care products that we believe are clinically less effective than products using our SILCRYST™coatings and by the introduction of Acticoat™ products using our SILCRYST™ coatings to new countries and for new applications.
     We are developing pharmaceutical products to extend our nanocrystalline silver technology to the treatment of dermatological and gastrointestinal conditions. Our lead pharmaceutical product candidate is a topical cream containing NPI 32101 for the treatment of dermatological conditions, such as atopic dermatitis. Atopic dermatitis is an inflammatory skin disease often complicated by secondary infection. In October 2005, we began enrollment in a Phase 2 clinical trial for the treatment of mild to moderate atopic dermatitis in children and adolescents. We are also conducting preclinical research for the use of NPI 32101 for the treatment of gastrointestinal conditions. We believe our nanocrystalline silver technology may be used to create a variety of additional pharmaceutical products that can treat medical conditions characterized by both infection and inflammation. We intend over time to continue our research with the objective of using our technology platform to enhance the recognized therapeutic effects of gold and platinum in the treatment of arthritis and cancer, respectively.
     We are a majority owned subsidiary of The Westaim Corporation, a Canadian company incorporated in Alberta and the shares of which are listed on the NASDAQ and the Toronto Stock Exchange. As of March 2, 2006, Westaim owns 75.3% of our outstanding common stock as of the date of filing of this annual report. Westaim has provided us with financial, administrative and other support since our inception. We will continue to rely on Westaim for certain corporate and administrative services following the completion of our initial public offering that Westaim will provide to us under a services agreement. See “Certain Relationships and Related Party Transactions—Relationship with Westaim—Services Agreement.” Historically, we have reimbursed Westaim for its costs of providing (or, in certain cases, for its costs of paying a third party to provide) these corporate and administrative services to us and those costs have been reflected in our consolidated financial statements for the five years ended December 31, 2005. Similarly, we will be required to reimburse Westaim for the fully allocated cost of providing (or, in the case of services provided by third parties, for the amount paid to third parties to provide) these corporate and administrative services in the future pursuant to the services agreement. While the total amount we pay to Westaim for these services in the future will vary according to the amount of services provided, the amounts we will pay Westaim for these services will be intended, as in the past, to reimburse Westaim for its cost of providing these services or for paying a third party to provide those services.
     Prior to our initial public offering, all of our external financing was provided by Westaim and we relied upon Westaim for the ongoing financial support necessary to operate our business. We are now entirely reliant on third parties for financing necessary to satisfy our cash needs. We do not have any lines of credit or other financing arrangements in place with banks or other financial institutions. We will likely require additional external financing in the future and there can be no assurance that we will be able to obtain additional financing as and when required, which would have a material adverse effect on our business.
     Since our inception in 1997 until May 2001, all of our revenues were derived from the sale of our products by us to end users. All of our revenues since May 2001 have been derived from sales to Smith & Nephew. Under a license and development agreement, Smith & Nephew has the right to market, distribute and sell products with our SILCRYST™ coating for use on non-minor skin wounds and burns on humans worldwide, including improvements to those products, and any new products with our SILCRYST™ coating for non-minor skin wounds and burns on humans. We have granted to Smith & Nephew the exclusive right to market, distribute or sell products with our SILCRYST™ coatings for use on non-minor skin wounds and burns on humans to any other party. This right does not apply to other types of products that we may develop using our technology, such as the pharmaceutical products we are developing or SILCRYST™-coated implants. This exclusive agreement also does not apply to other types of products that we may develop using our technology, such as the pharmaceutical products we are developing or SILCRYST™ coated implants. Any termination of or disruption in our agreements or relationship with Smith & Nephew would likely have a material adverse effect on our business and results of operations.
     Revenues under our agreements with Smith & Nephew consist of manufacturing reimbursements, royalties, payments upon the achievement of specified milestones and reimbursement for costs incurred in connection with the development or improvement of SILCRYST™ coated products covered by our agreements with Smith & Nephew. Smith & Nephew reimburses us for the full cost of manufacturing the products we sell to them, including certain direct costs such as direct material, direct labor, labeling, testing and packaging, and Smith & Nephew’s proportionate share of indirect costs related to the Acticoat™ products relating to manufacturing and the manufacturing facilities, including administration, labor, rent, insurance, utilities, repairs and quality control. Our manufacturing costs are recorded both as offsetting expense and revenue items on the statement of operations upon shipment to Smith & Nephew. In addition, although we are required to fund the up-front costs of capital expenditures to acquire equipment used to manufacture Acticoat™ products, we are entitled under our agreements to recoup those costs over time through reimbursement for depreciation expense. Smith & Nephew’s obligation to reimburse us in any calendar year for fixed costs that are within our control or the control of our affiliates (including Westaim), other than costs incurred at the request of Smith & Nephew, is capped at the greater of a fixed percent and the increase in the Canadian Consumer Price Index.
     We record our royalty revenues upon the sale of products by Smith & Nephew to its customers. Our royalty revenue varies in proportion to increases or decreases in Smith & Nephew’s sales of its Acticoat™ products. In that regard, Smith & Nephew has authority to unilaterally determine the selling price for its Acticoat™ products. Moreover, although Smith & Nephew has agreed to use reasonable commercial efforts to market its Acticoat™ products, Smith & Nephew is not required to purchase any significant amount of products from us. In May 2004, in accordance with the agreements, the contractual royalty rate increased and from that date has remained, and under the terms of the agreements, is to remain constant for the life of the agreements, subject only to: (i) the possibility of a negotiated arbitrator-awarded reduction in royalty rates on sales in countries where patent protection has been lost and a competing product is being sold that would have infringed our patent rights had they been in effect; (ii) the possibility of a negotiated reduction in royalty rates on sales of a particular Acticoat™ product where Smith & Nephew does not realize industry standard margins on sales of such products; or (iii) a reduced royalty rate in respect of sales of Acticoat™ products in certain countries, including the United States, upon the expiration of patent rights to our SILCRYST™ coating in such country. For additional information on the circumstances under which royalty rates may be reduced, see “Business—Smith & Nephew Agreements—License and Development Agreement.” With the exception of the expiration of certain patents beginning in 2014, we do not anticipate that any such reductions will occur in the foreseeable future.
     We also receive milestone payments upon Smith & Nephew’s achievement of specified sales levels of Acticoat™ products and upon the achievement of regulatory events specified in our agreements with Smith & Nephew. We earned a $1.0 million milestone payment in 2001 for the first sale of product in Europe and a $3.0 million milestone payment in 2003 for the receipt of regulatory approval in Europe. We earned a $5.0 million sales milestone payment in the first quarter of 2004, another $5.0 million sales milestone payment in the third quarter of 2004 and a $5.0 million sales milestone payment during the third quarter of 2005. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $19.0 million of milestone payments we have already received, is $56.5 million. The timing and receipt of a milestone payment affects the comparability of period-to-period results and may have a material effect on financial results. For example, without the milestone payments we received in 2004, we would have reported in 2004 a net loss of $8.7 million rather than net income of $1.3 million. In addition, because we received $5 million in milestone payments in 2005 as compared to $10 million in 2004, our total revenue was lower in 2005 even though our wound care revenue increased in 2005 by 27% over 2004.
     Smith & Nephew reimburses us for costs and expenses incurred in connection with approved research and development activities for the development of new products and improvements to existing products covered by our agreements with Smith & Nephew. All payments under our agreements with Smith & Nephew are made to us in U.S. dollars. In calculating sales levels for milestone payments, and for other purposes under the agreements, sale by Smith & Nephew in currencies other than the U.S. dollar are converted to the U.S. dollar based on the average exchange rate for the prior quarter.
     We bear all costs relating to our research and development activities for our prospective dermatological and other products. Operating income from our wound care products, which we define as revenue (including milestone payments) less manufacturing costs and other expenses associated with wound care products, funds a large portion of our pharmaceutical development costs. Research and development expenditures will increase in 2006 as we expand clinical and pre-clinical research into the pharmaceutical attributes of our noble metal nanocrystalline technology.
     We currently purchase most of our raw materials from single suppliers. The loss of any of these suppliers could result in a disruption in our production while we arrange for a replacement supplier. To reduce this risk, we maintain sufficient inventory levels to continue production for approximately six months. In addition, Smith & Nephew reimburses us for certain costs of manufacturing

Acticoat™ products as described above. This reduces our susceptibility to changes in the price of raw materials and other manufacturing inputs.
     In the future, we may consider acquisitions of intellectual property or companies engaged in the development or production of drugs or devices to combat infection and inflammation. However, we currently have no agreements or understandings regarding any acquisitions. Any acquisitions may require that we obtain additional financing.
Results of Operations

	Year Ended
	December 31,
	2003	2004	2005
Wound care product revenue	$8,404	$14,682	$18,636
Milestone revenue(1)	3,000	10,000	5,000

Total revenue	$11,404	$24,682	$23,636
Manufacturing costs	$4,430	$7,141	$10,015
Gross margin excluding milestone revenue(2)	$3,974	$7,541	$8,621
Gross margin percent excluding milestone revenue(2)	47.3%	51.4%	46.3%

(1)	Certain milestone revenue may relate in part to sales activity in prior periods.

(2)	Gross margin excluding milestone revenue is equal to wound care product revenue minus manufacturing costs. Gross margin percent excluding milestone revenue is equal to gross margin excluding milestone revenue divided by wound care product revenue.
Year Ended December 31, 2005 and December 31, 2004
     Revenue. Total revenue for the year ended December 31, 2005 was $23.6 million compared to $24.7 million for the year ended December 31, 2004. The decrease of $1.1 million is attributable primarily to $10.0 million in milestone revenue in 2004 compared to $5.0 million in 2005, which was offset in part by increased wound care product revenue in 2005. Wound care product revenue increased approximately 27.0% to $18.6 million for 2005 compared to $14.7 million for 2004. The $3.9 million improvement in wound care product revenue reflects increased orders from, and sales by, Smith & Nephew as their sales of Acticoat™ products continued to grow. Milestone revenues for the year ended December 31, 2005 earned for the achievement of predetermined Smith & Nephew sales threshold of Acticoat™ products were $5.0 million compared to $10.0 million in 2004. One $5.0 million milestone payment was earned in the third quarter of 2005 and one $5.0 million milestone payment was earned in each of the first and third quarters of 2004.
     Manufacturing Costs. Manufacturing costs for the year ended December 31, 2005 were $10.0 million compared to $7.1 million for the year ended December 31, 2004. The increase of $2.9 million, or 40.8%, is attributable primarily to the introduction of new manufacturing capacity in 2005, as well as to higher production volumes of Acticoat™ wound care products driven by increased orders from Smith & Nephew to support its Acticoat™ sales growth. In addition, the weakening of the U.S. dollar against the Canadian dollar contributed to the increase in manufacturing costs.
     Gross Margin. Gross margin excluding milestone revenue for the year ended December 31, 2005 was $8.6 million or 46.3% compared to $7.5 million or 51.4% for the year ended December 31, 2004. The reduction in gross margin percent excluding milestone revenue is primarily the result of an increase in volume of lower margin Acticoat™ products manufactured for, and sold by, Smith & Nephew and the introduction of new manufacturing capacity in 2005.
     Research and Development Costs. Research and development costs for the year ended December 31, 2005 were $8.5 million compared to $9.0 million for the year ended December 31, 2004. The decrease of $0.5 million from 2004 to 2005 is attributable to the Phase 2 dermatological clinical study that was undertaken in 2004.
     General and Administrative Costs. General and administrative costs of $3.9 million for the year ended December 31, 2005 were unchanged from the year ended December 31, 2004.
     Interest Expense. Interest expense was $3.5 million for the year ended December 31, 2005 compared to $3.2 million for the year ended December 31, 2004. Interest expense increased primarily because of increased borrowings from Westaim to finance our operations and capital projects, including additional manufacturing capacity.
     Income Taxes. Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases. The income tax expense reported in our consolidated statements of operations is related to Canadian large corporations tax and US alternative minimum tax. We have net operating loss carry forward for income tax purposes of approximately $27.3 million at December 31, 2005 compared to $23.8 million at December 31, 2004 that can be used to offset taxable income, if any, in future periods. These losses have been fully offset by valuation allowances, and expire at various times to the end of 2025, with $5.0 million expiring by 2012. We also have accumulated capital losses of approximately $2.1 million at December 31, 2005 and December 31, 2004 as well as research and development tax credits of approximately $2.5 million at December 31, 2005 and $2.3 million at December 31, 2004, which will expire at various times until 2015.
     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, and there can be no assurance when or if this will occur. Management will continue to provide a full valuation allowance until it determines that it is more likely than not the deferred tax assets will be realized.
     Our tax pools are subject to review and potential disallowance, in whole and in part, by the Canada Revenue Agency in Canada and the Internal Revenue Service in the United States upon audit of our federal income tax returns. We cannot predict the results of any such review.
     Furthermore, the amount of net operating loss carryovers, or NOLs, which may be used by us for U.S. federal income tax purposes in any future year could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. In general, Section 382 would limit our ability to use NOLs for U.S. federal income tax purposes in the event of certain changes in ownership of our Company, including as a result of sales of our common shares by Westaim and future offerings of common shares by us. If such limitations were triggered as a result of future shifts in ownership of us, combined with shifts in ownership that will occur as a result of the issuance of our common shares offered hereby, the use of our NOLs for U.S. federal income tax purposes would be limited. Any limitation of our use of NOLs could (depending on the extent of such limitation and the amount of NOLs previously used) result in us retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes. We do not expect the issuance of shares under our initial public offering to trigger a material limitation on the use of our NOLs.
     For alternative minimum tax purposes in the United States, NOLs can be used to offset no more than 90 percent of alternative minimum taxable income, or AMTI. Thus, to the extent our NOLs are used to offset regular taxable income, if any, alternative income tax will still be required to be paid on 10 percent of AMTI at the alternative minimum tax rate of 20 percent.
     As noted elsewhere, we expect to incur losses on a quarterly and annual basis for the foreseeable future. Accordingly, we cannot predict when or if we will generate taxable income.
Year Ended December 31, 2004 and December 31, 2003
     Revenue. Total revenue for 2004 was $24.7 million compared to $11.4 million for 2003. The increase of $13.3 million from 2003 to 2004 is attributable to an increase in both wound care product revenue and milestone revenue. Wound care product revenue increased approximately 75% to $14.7 million for 2004 compared to $8.4 million for 2003. The $6.3 million improvement in wound care product revenue reflects increased orders from, and sales of Acticoat™ products by, Smith & Nephew. Milestone revenues earned in 2004 were $10.0 million, compared to $3.0 million in 2003. One $5.0 million milestone payment was earned in each of the first and third quarters of 2004 for the achievement of predetermined Smith & Nephew sales thresholds of Acticoat™ products and one $3.0 milestone payment was earned in the first quarter of 2003 for the achievement of a regulatory approval in Europe.
     Manufacturing Costs. Manufacturing costs for 2004 were $7.1 million compared to $4.4 million for 2003. The increase of $2.7 million from 2003 to 2004 is attributable to higher production volumes for Acticoat™ wound care products driven by increased orders from Smith & Nephew to support its Acticoat™ sales growth.
     Gross Margin. Gross margin excluding milestone revenue for 2004 was $7.5 million or 51.4% compared to $4.0 million or 47.3% in 2003. The 4.1 percentage point increase in gross margin percent is primarily the result of manufacturing economies of scale related to increased volumes of Acticoat™ products manufactured for, and sold by, Smith & Nephew.
     Research and Development Costs. Research and development costs for 2004 were $9.0 million compared to $5.7 million in 2003. The increase of $3.3 million is attributable to increased spending on dermatology research, including the Phase 2 clinical trials for NPI 32101 in 2004.
     General and Administrative Costs. General and administrative costs for 2004 were $3.9 million compared to $2.8 million for 2003. The increase of $1.1 million from 2003 to 2004 is attributable to increased costs resulting from the growth of the SILCRYST™ coating manufacturing operations and pharmaceutical research, of which $0.4 million is due to increased hiring and administrative costs relating to the wound care operations and $0.7 million is due to increased salaries, wages and consulting fees relating to pharmaceutical research and development.
     Interest Expense. Interest expense was $3.2 million in 2004 compared to $0.4 million in 2003. Interest expense increased by $2.8 million primarily because in 2003 Westaim did not charge interest on shareholder advances from Westaim, and, to a limited extent, because of increased borrowings from Westaim to finance our operations and capital projects, including additional manufacturing capacity. Accordingly, interest expense for 2003 was substantially lower than it would have been had interest been charged on all of our indebtedness to Westaim.
Liquidity and Capital Resources
     On December 29, 2005, we completed our initial public offering of 4.5 million common shares for gross proceeds of $45.0 million. We used $6.9 million of net proceeds to partially repay debt owed to Westaim and retained the remaining net proceeds of $35.0 million to fund our operations. From our inception through the closing of our initial public offering, we financed our operations through various financing arrangements with Westaim. Because Westaim no longer intends to provide us with any additional financing or other financial support, we are now required to obtain any necessary financing from third parties. We currently have no third party debt (other than the debt owed to Westaim) or lines of credit or other financing arrangements in place with banks or other financial institutions, but we may enter into a line of credit or other financing arrangement in the future. There can be no assurance that we will be able to obtain additional financing as and when required, which would have a material adverse effect on our business.
     The indebtedness to Westaim at December 31, 2005 comprised a term loan in the amount of $39.6 million, which bore interest at a rate of 10% per annum. On January 27, 2006, this debt was converted to 3.96 million common shares at $10.00 per share. As a result, we owe no debt to Westaim and Westaim owns 75.3% of our common shares.
     At the end of the third quarter of 2005, we began construction of an expansion of our Fort Saskatchewan production facility with an estimated cost of approximately $5.7 million. We also intend to continue pharmaceutical product development and expect to have increased working capital requirements to the extent we are successful in increasing our revenues. In addition, we expect to have capital expenditures of approximately $2.0 million for pharmaceutical development capital equipment in 2006. At December 31, 2005, we had cash and cash equivalents of $35.9 million, as compared to $0.9 million at December 31, 2004. Prior to the offering, cash was kept at levels necessary to fund short-term activities in order to minimize borrowings from Westaim.
     Cash (used in) provided from operations amounted to $(2.1) million for the year ended December 31, 2005, and was $4.8 million for the year ended December 31, 2004, and $(2.2) million for the year ended December 31, 2003. Cash from operations included the receipt of milestone revenue in the amount of $5.0 million in 2005, $10.0 million in 2004 and $3.0 million in 2003. Cash (used in) provided from operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers.
     Cash used in investing activities amounted to $3.9 million for the year ended December 31, 2005, $1.9 million for the year ended December 31, 2004 and $1.4 million for the year ended December 31, 2003. In each of these years, the most significant use of cash was for capital expenditures, which were $3.8 million for the year ended December 31, 2005, $1.8 million for the year ended December 31, 2004 and $1.3 million for the year ended December 31, 2003. The increase in capital spending in the year ended December 31, 2005, compared to the year ended December 31, 2004, and for the year ended December 31, 2004 compared to the year ended December 31, 2003, was due to a major production expansion at our manufacturing facility in Fort Saskatchewan, Alberta, which was completed in the first half of 2005 and to further production expansion which commenced in the third quarter of 2005.
     Cash provided by (used in) financing activities resulted from proceeds from our initial public offering as well as changes in the amount of indebtedness to Westaim. Net proceeds from the offering, after fees and expenses, amounted to $39.1 million. Funding from (repayments to) Westaim was $1.7 million for the year ended December 31, 2005 compared to $(1.9) million for the year ended December 31, 2004 and $3.3 million for the year ended December 31, 2003. Funding from Westaim was impacted by our operating results, working capital changes and capital expenditures. In 2004 we were able to repay $1.9 million to Westaim due to the receipt of a total of $10.0 million in milestone payments from Smith & Nephew.
     We expect to continue to make significant investments in our product pipeline, particularly in clinical trials of NPI 32101 and in our efforts to prepare for regulatory approval and commercial launch of new products. Consequently, we expect to incur losses on a quarterly and annual basis for the foreseeable future as we continue to develop and commercialize existing and future products. We also expect to incur increased general and administrative expenses in the future, due in part to the legal, accounting, insurance and other expenses that we will incur as a result of being a public company, and expenses relating to filing, prosecution, defense and enforcements of patent and intellectual property rights.
     We expect that our available cash resources will be sufficient to support our current and expected operations, including the expansion of our Fort Saskatchewan, Alberta production facility that began at the end of the third quarter of 2005, the hiring of additional employees and our pharmaceutical product development initiatives, including additional pharmaceutical development capital equipment, for at least the next 18 months. However, we will likely be required to obtain additional financing within the next 18 months or afterwards if our cash resources are insufficient to satisfy our liquidity requirements or if we decide to pursue new product development initiatives (including any product launch of a cream containing NPI 32101), collaborations, acquisitions or strategies. The adequacy of our available funds to meet future operating and capital requirements will depend on many factors, including the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our product candidates and the occurrence of unexpected developments. We may seek to raise additional financing through the sale of equity, equity-related or debt securities or loans. The sale of additional equity or equity-related securities may result in additional dilution to our shareholders. Debt financing will expose us to risks of leverage, including the risk that we may be unable to pay the principal of and interest on our indebtedness when due, and that we may be required to pledge our assets as collateral for any debt financing that we obtain. Moreover, additional financing may not be available at times, in amounts or on terms acceptable to us or at all, particularly because we have granted a first priority security interest in certain critical patents and other intellectual property to Smith & Nephew as described under “Business—Smith & Nephew Agreements—Security Trust Agreement and Trust Indenture.” If we are unable to obtain additional financing as and when required, we may be forced to reduce the scope of, or delay or eliminate, some or all of our planned research, development and commercialization activities and we may also be required to reduce the scale of our operations, any of which could have a material adverse effect on our business.
Contractual Commitments and Obligations at December 31, 2005
     The table below reports commitments and obligations that have been recorded on our consolidated balance sheet as of December 31, 2005. Certain other obligations and commitments, while not required under GAAP to be included in the consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Cash Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
	(in millions)
Consolidated Obligations and Commitments as of December 31, 2005:

Due to Westaim (1)
Term loan	$39.6	$—	$—	$—	$39.6

Facilities operating leases:
Westaim	0.5	1.0	0.9	2.0	4.4
Third Parties	0.5	0.9	0.1	—	1.5

Purchase Obligations:
Capital	1.2	—	—	—	1.2
Operations	3.8	—	—	—	3.8

Total obligations and commitments	$45.6	$1.9	$1.0	$2.0	$50.5

(1)	The term loan had a five-year maturity and bore interest at 10% per annum. On January 27, 2006, the term loan was converted to 3.96 million common shares at $10.00 per share.
Related Party Transactions
     We obtain certain corporate and administrative services from Westaim and we pay rent and operating expenses on our manufacturing facility in Fort Saskatchewan, Alberta to Westaim. The total cost of these services and our rent and operating expenses was $2.1 million for the year ended December 31, 2005, $1.7 million in 2004 and $1.6 million in 2003. We have historically reimbursed Westaim for the cost of providing (or, in certain cases, for the cost of paying a third party to provide) these services to us. These services have include insurance and risk management, cash management, legal, human resources, payroll processing, environmental health and safety, tax and accounting and intellectual property licensing services. These costs have been reflected in our consolidated financial statements. Westaim continues to supply these services to us pursuant to a services agreement which provides that we reimburse Westaim for the fully allocated costs of providing (or for the cost of paying a third party to provide) those services.

     With limited exceptions, we do not maintain any insurance policies in our own name. Instead, Westaim provides insurance coverage to us under its policies, which cover Westaim and other entities it controls, and we expect to have this coverage for a period of at least 18 months after the closing of the our initial public offering, subject to the earlier termination of the services agreement or that portion of it relating to the provision of insurance to us by Westaim. We reimburse Westaim for the costs of that coverage under the arrangements described earlier in this paragraph. In the event we are no longer covered by Westaim’s insurance policies, we would have to obtain our own insurance policies, which could result in increased costs or reduced insurance coverage.
     The Fort Saskatchewan building which houses our manufacturing operations and certain research facilities is owned by Westaim and leased to us at a rate which, in management’s view, approximates the current market rate, plus actual operating costs.
     For further information on the foregoing agreements and other agreements with Westaim, see “Certain Relationships and Related Party Transactions—Relationship with Westaim.”
Off-Balance Sheet Commitments as of December 31, 2005
     As of December 31, 2005, our future minimum commitments and contractual obligations included two facilities operating leases. These items are not required to be recorded on our balance sheet under GAAP. They are disclosed in the table presented on the preceding page and described more fully in the following paragraphs in order to provide a more complete picture of our financial position and liquidity as of December 31, 2005. Our Fort Saskatchewan, Alberta facility is rented from Westaim. On July 1, 2005, we entered into a lease agreement formalizing the previous rental terms and conditions. Of the 71,136 square feet of manufacturing, laboratory and office space, 63,006 square feet is subject to an initial term of 10 years, expiring in 2015. All of this leased space is subject to successive additional five year renewal terms expiring in 2025, at renewal rates equal to the greater of fair market value or existing base rent plus Alberta CPI (Consumer Price Index) increases since the last rent was determined. On December 1, 2005, we entered into a lease agreement with Westaim for an additional 4,504 square feet of office space for a 13 month term expiring December 31, 2006 provided that, at our option, this space may be rolled into the unexpired term of July 1, 2005 lease (including any rights of renewal). Our future minimum commitments under the Fort Saskatchewan, Alberta lease are $0.5 million for each of the years 2005 to 2015.
     Our Wakefield, Massachusetts offices and laboratory facility are leased from a third party. The lease term began on July 27, 2001 and will expire on July 30, 2009. There are options to extend for two terms of five years each. Our future minimum commitments under the Wakefield, Massachusetts lease are $0.4 million for each of the years 2005 to 2009 and are included in the table on the previous page.
     In the normal course of operations, we may provide indemnifications that are contractual terms to counterparties in transactions such as purchase and sale agreements, service agreements, director / officer contracts and leasing transactions. These indemnification agreements may require us to compensate the counterparties for costs incurred as a result of various events, such as litigation claims of statutory sanctions that may be suffered by the counterparty as consequence of the transaction. The terms of the indemnifications agreements will vary based upon the agreement, the nature of which prevents us from making a reasonable estimate of the maximum potential amount that we could be required to pay counterparties. Historically, we have not made any payments under such indemnifications and no amounts have been accrued in the consolidated financial statements with respect to these indemnification guarantees. In addition, we have entered into indemnification agreements with our officers and directors.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those related to revenue recognition, inventory valuation, and useful lives of capital and intangible assets. Estimates are based on historical experience and on various other factors that are believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources and the methodology is consistent with prior years. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition
     We recognize revenue from the sale of products based upon our licensing and supply agreements with Smith & Nephew in accordance with GAAP. The agreements provide for reimbursements of manufacturing costs and research and development costs, and for royalties and milestone payments. We recognize manufacturing cost reimbursement as revenue upon shipment of product from our manufacturing facility. We record our royalty revenues upon the sale of products by Smith & Nephew to its customers. We are also eligible to earn additional royalties when specified gross margin thresholds have been achieved by Smith & Nephew. Additional royalties are recognized by us in the period of sale by Smith & nephew to its customers. Milestone payments are recognized as revenue when Smith & Nephew achieves the agreed sales levels or receives the agreed regulatory approvals.
     Revenue also includes reimbursement for costs and expenses incurred in connection with the development of new products and improvements to products covered by our agreements with Smith & Nephew. Our employees may perform work for Smith & Nephew to develop new products and the revenue from such work is recognized in the period the work is performed.
Research and Development Costs
     The cost of materials and equipment that are acquired or constructed for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) are expensed as research and development costs at the time the costs are incurred. Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on behalf of us, depreciation on equipment used for research and development and indirect costs are expensed as research and development costs when incurred. We have made, and continue to make, substantial investments in research and development activities to expand our product portfolio and grow our business.
Income Taxes
     We use the assets and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that, in the opinion of management, is more likely than not to be realized. The effect of changes in tax rates is recognized in the year in which the rate change occurs. Changes to these interpretations could have a material effect on income tax provisions in future periods.
Intangible Assets
     Our definite life intangible assets consist of the prosecution and applications costs of patents and trademarks and are amortized on a straight-line basis over their estimated useful lives to a maximum of 10 years. The cost of maintaining patents and trademarks are expensed as incurred. We assess the carrying value of definite life intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Any impairment in the carrying value is charged to expense in the period that impairment has been determined.
Translation of Foreign Currencies
     Our functional currency is the Canadian dollar. The functional currency of our wholly owned subsidiary, NUCRYST Pharmaceuticals, Inc., is the United States dollar. The balance sheet accounts of the subsidiary are translated into Canadian dollars at the period end exchange rate, while income, expense and cash flows are translated at the average exchange rate for the period. Translation gains or losses related to net assets of such operations are shown as a component of accumulated other comprehensive loss in shareholder’s deficit. Gains and losses resulting from foreign currency transactions, which are transaction denominated in a currency other than our functional currency, are included in the consolidated statement of operations. We use the U.S. dollar as our reporting currency to be consistent with other companies in our industry peer group. The Canadian functional currency consolidated financial statements are translated to the U.S. dollar reporting currency using the current rate method of translation.
     The following table summarizes the foreign exchange rates used in the preparation of our consolidated financial statements using period end and period average noon buying rates reported by the U.S. Federal Reserve Bank of New York as stated as the number of Canadian dollars to one U.S. dollar. High and low noon buying rates are also included.

Year Ended December 31,	Period End Rate	Period Average Rate	High Rate	Low Rate
2003	1.2923	1.4008	1.5750	1.2923
2004	1.2034	1.3017	1.3970	1.1775
2005	1.1656	1.2115	1.2703	1.1507

Monthly 2005
January	1.2396	1.2248	1.2422	1.1982
February	1.2295	1.2401	1.2562	1.2294
March	1.2094	1.2160	1.2463	1.2017
April	1.2568	1.2359	1.2568	1.2146
May	1.2512	1.2555	1.2703	1.2373
June	1.2256	1.2402	1.2578	1.2256
July	1.2257	1.2229	1.2437	1.2048
August	1.1893	1.2043	1.2185	1.1888
September	1.1607	1.1777	1.1880	1.1607
October	1.1796	1.1774	1.1887	1.1657
November	1.1670	1.1815	1.1960	1.1656
December	1.1656	1.1615	1.1736	1.1507
Stock Based Compensation
     We measure compensation expense using the intrinsic value based methodology for share options granted to directors and employees, and, in accordance with SFAS 123, provide pro forma disclosure of compensation expense for all outstanding options issued by us as if the fair value methodology had been applied.
     Prior to our initial public offering, determining the fair value of our shares required the making of complex and subjective judgments. We were previously a wholly owned subsidiary of Westaim, a company whose common shares are listed on the Toronto Stock Exchange and the NASDAQ. Prior to our initial public offering, the fair value of our common shares had been determined contemporaneously with the grant of options and had been calculated quarterly by Westaim since 1998 using a methodology approved by Westaim’s Board of Directors. This value had been used to determine the exercise price of our options issued in the three month period following the date of calculation. Westaim’s approach to valuation had generally been consistent since the inception of our stock plan in 1998 to the date of the offering.
     Subsequent to our offering, the fair value of our shares is based on our trading price.
Recently Adopted and Pending Accounting Pronouncements
FSP No. 46(R)-5
     In March 2005, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP FIN 46R-5”). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities (“VIEs”) or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”). The adoption of FSP FIN 46R-5 had no impact on our results of operations or financial position.
FIN 47
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that the term “conditional asset retirement obligation” as used in FASB statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our financial position or results of operation.
SFAS 123(R)
     In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-based Compensation”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. Liability classified awards are remeasured to fair value at each balance sheet date until the award is settled. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations and amends SFAS No. 95 “Statement of Cash Flows”. SFAS 123(R) is scheduled to be effective beginning fiscal 2006 for the Corporation. On August 31, 2005, the FASB issued FSP SFAS 123(R)-1 to defer the requirement that a freestanding financial instrument originally subject to SFAS 123(R) becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. On October 18, 2005, the FASB issued FSP SFAS 123(R)-2 to provide further guidance on the application of grant date as defined in SFAS 123(R). On November 10, 2005, the FASB issued FSP SFAS 123(R)-3 to provide a practical transition election related to accounting for the tax effect of share-based payment awards to employees. The adoption of SFAS 123(R) and the related FSPs will not have a material impact on our financial position or results of operations.
SFAS 151
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this Statement. Retroactive application is not permitted. We do not expect the impact of this Statement to be material.
SFAS 153
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. We do not expect the impact of this Statement to be material.
SFAS 154
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes that the adoption of this statement will not have a material effect on our financial position or results of operations.
EITF 03–1
     In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which nullified 2004 guidance issued by the Emerging Issues Task Force (the “EITF”) on determining whether an impairment is other-than-temporary, and effectively reverted back to previous guidance in this area. The FSP generally encompasses guidance for determining when an investment is impaired, how to measure the impairment loss, and what disclosures should be made regarding impaired securities. This FSP is effective for the first quarter of 2006 and is not expected to have a material impact on the Corporation’s results of operations or financial position.
EITF 03–13
     The EITF issued EITF Abstract 03-13 (“EITF 03-13”) to provide guidance on applying SFAS No. 144, “Determining Whether to Report Discontinued Operations” (“SFAS 144”). SFAS 144 discusses when an entity should disclose a “component” as discontinued operations. Under SFAS 144, a component should be disclosed as discontinued operations when continuing cash flows are eliminated and when there is no significant continuing involvement with the component. EITF 03-13 provides additional guidance on factors to consider in evaluating what constitutes continuing cash flows and continuing significant influence. This Statement is effective for fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 did not have a material impact on our financial position or results of operations.
EITF 04–13
     In September 2005, the EITF reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the same Counterparty” (“EITF 04-13”). EITF 04-13 provides guidance on the purchase and sale of inventory to another entity that operates in the same line of business. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. EITF 04-13 applies to new arrangements entered into, or modifications or renewals of existing arrangements in reporting periods beginning after March 15, 2006. The impact of the adoption of EITF 04-13 on our consolidated results of operations and financial condition will depend on the nature of future arrangements entered into, or modifications or renewals of existing arrangements by us.
FASB Exposure Draft “Fair Value Measurements”
     In June 2004, the FASB issued an exposure draft of a proposed Statement, “Fair Value Measurements” to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to re-measure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after November 15, 2006. We do not expect the impact of this proposed standard to be material.
FASB Exposure Draft “Business Combinations”
     In June 2005, the FASB published an exposure draft containing proposals to change the accounting for business combinations. The proposed standards would replace the existing requirements of the FASB’s Statement No. 141, “Business Combinations”. The proposals would result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. Additionally, the proposals would result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition being recognized generally as expenses when incurred rather than capitalized as part of the business combination. The FASB also published an Exposure Draft that proposes, among other changes, that noncontrolling interests be classified as equity within the consolidated financials statements. The FASB’s proposed standard would replace Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. We do not expect the impact of this proposed standard to be material.
FASB Exposure Draft “Accounting for Uncertain Tax Positions”
     On July 14, 2005, the FASB published an exposure draft entitled “Accounting for Uncertain Tax Positions – an interpretation of FASB Statement No. 109”. The proposed interpretation is intended to reduce the significant diversity in practice associated with recognition and measurement of income taxes by establishing consistent criteria for evaluating uncertain tax positions.
     The proposed interpretation would be effective as of the end of the first fiscal year beginning after December 15, 2006. Earlier application would be encouraged. Only tax positions meeting the probable recognition threshold at that date would be recognized. The transition adjustment resulting from application of this interpretation would be considered a change in accounting policy with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings in the period of transition. We do not expect the impact of this proposed interpretation, if it becomes effective in its current form, to be material.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     We are exposed to various market risks, including variability in currency exchange rates. The Smith & Nephew sales revenues on which our royalty and milestone revenues are determined are reported to us in U.S. dollars. Sales by Smith & Nephew in other currencies will result in fluctuations in their revenue as reported in U.S. dollars. The Smith & Nephew contracts ensure recovery of certain manufacturing costs, which reduces our susceptibility to production cost variances resulting from foreign exchange fluctuations. Our accounts receivable from Smith & Nephew are denominated in U.S. dollars. The functional currency that we use for accounting purposes is the Canadian dollar and as a result, accounts receivable and other liabilities recorded in Canadian dollars are exposed to changes in the exchange rate between the Canadian and U.S. dollars until these receivables are collected. We do not maintain derivative instruments to mitigate our exposure to fluctuations in currency exchange rates.

     We are exposed to currency risks as a result of our export to foreign jurisdictions of goods produced in Canada. These risks are partially covered by purchases of goods and services in the foreign currency. For 2005, a 1.0% increase in the exchange rate from the United States dollar to the Canadian dollar (meaning a 1% appreciation in the value of the United States dollar compared to the Canadian dollar) would have decreased our loss before income taxes by less than $0.1 million. Conversely, a 1.0% decrease in the exchange rate would have increased our 2005 loss before taxes by a similar amount.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Chartered Accountants
To the Board of Directors and Shareholders of
NUCRYST Pharmaceuticals .Corp.
We have audited the consolidated balance sheets of NUCRYST Pharmaceuticals Corp. as at December 31, 2005 and 2004 and the consolidated statements of operations, shareholder’s equity (deficit) and cash flow for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of NUCRYST Pharmaceuticals Corp. as at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.
These financial statements are not prepared in accordance with Canadian generally accepted accounting principles and may not satisfy the reporting requirements of Canadian statutes and regulations. In addition, since these financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations and cash flows might be significantly different than if the financial statements have been prepared in accordance with Canadian generally accepted accounting principles.
The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.
/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Edmonton, Alberta, Canada
February 7, 2006

Comments by Independent Registered Chartered Accountants for U.S. Readers on Canada — United States of America Reporting Differences
The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes accounting principles that have been implemented in the financial statements, such as the change described in Note 2(r) to the consolidated financial statements. Our report is expressed in accordance with Canadian reporting standards which do not require a reference to such change in accounting principle the report of Independent Registered Chartered Accountants when the change is properly accounted for and adequately disclosed in the financial statements.
/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Edmonton, Alberta, Canada
February 7, 2006

NUCRYST Pharmaceuticals Corp.
Consolidated Balance Sheets

	December 31	December 31
(thousands of U.S. dollars, except share data)	2005	2004

ASSETS

Current
Cash and cash equivalents	$35,901	$948
Accounts receivable — net (note 3)	6,401	4,187
Inventories (note 4)	6,569	2,727
Other	121	140

	48,992	8,002

Restricted cash (note 2g)	130	128
Capital assets — net (note 5)	9,464	6,561
Intangible assets — net (note 6)	874	906

	$59,460	$15,597

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current
Accounts payable and accrued liabilities (note 7)	$4,991	$3,699
Accounts payable and accrued liabilities to related party (note 11)	1,058	—
Indebtedness to related party (note 8)	39,642	33,482

	45,691	37,181

Guarantees (note 12)
Commitments (note 13)

Shareholders’ equity (deficit)
Common shares no par value, unlimited shares authorized:
issued and outstanding - 14,227,500 and 9,727,500 shares at December 31, 2005 and 2004, respectively (note 9)	$42,629	$3,534
Accumulated other comprehensive loss	(5,281)	(4,180)
Accumulated deficit	(23,579)	(20,938)

Total shareholders’ equity (deficit)	13,769	(21,584)

	$59,460	$15,597

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31	December 31	December 31
(thousands of U.S. dollars except share and per share data)	2005	2004	2003

Revenue
Wound care product revenue	$18,636	$14,682	$8,404
Milestone revenue	5,000	10,000	3,000

	23,636	24,682	11,404

Costs
Manufacturing (note 5)	10,015	7,141	4,430
Research and development (note 5)	8,520	8,971	5,704
General and administrative	3,945	3,901	2,797
Depreciation and amortization (note 5)	300	221	158

Income (loss) from operations	856	4,448	(1,685)

Foreign exchange gains (losses)	193	82	(230)
Interest income	12	66	47
Interest expense (note 8)	(3,540)	(3,229)	(414)

(Loss) income before income taxes	(2,479)	1,367	(2,282)
Current income tax expense (note 10)	(162)	(19)	(19)

Net (loss) income	$(2,641)	$1,348	$(2,301)

(Loss) income per common share (note 16)
Net (loss) income — basic and diluted	$(0.27)	$0.14	$(0.24)
Weighted average number of common shares outstanding:
— basic	9,764,486	9,727,500	9,727,500
— diluted	9,764,486	9,905,464	9,727,500

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Consolidated Cash Flow Statements

	Year Ended	Year Ended	Year Ended
	December 31	December 31	December 31
(thousands of U.S. dollars)	2005	2004	2003

Operating activities
Net (loss) income	$(2,641)	$1,348	$(2,301)
Items not affecting cash
Depreciation and amortization	1,282	875	639
Dividends on preferred shares (note 8b)	—	389	414
Accounts receivable	(2,000)	(1,254)	(812)
Inventories	(3,612)	(850)	(345)
Other	22	(15)	(39)
Accounts payable and accrued liabilities	1,191	1,150	216
Accounts payable and accrued liabilities to related party (note 11)	1,058	—	—
Accrued interest on indebtedness to related party (note 8)	2,589	3,122	—

Cash (used in) provided from operating activities	(2,111)	4,765	(2,228)

Investing activities
Restricted cash	(2)	(2)	(9)
Capital expenditures	(3,784)	(1,817)	(1,265)
Intangible assets	(127)	(115)	(134)

Cash used in investing activities	(3,913)	(1,934)	(1,408)

Financing activities
Issuance of common shares, net of share issuance costs (note 9)	39,095	—	—
Net advances from (repayments to) related party (note 8)	1,662	(1,949)	3,329

Cash provided from (used in) financing activities	40,757	(1,949)	3,329

Effect of exchange rate changes on cash and cash equivalents	220	(135)	163

Net increase (decrease) in cash and cash equivalents	34,953	747	(144)
Cash and cash equivalents at beginning of year	948	201	345

Cash and cash equivalents at end of year	$35,901	$948	$201

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,699	$—	$—
Cash paid for income taxes	$121	$19	$19
The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Consolidated Statements of Shareholders’ Equity (Deficit)

			Accumulated
			Other		Total
	Common Shares		Comprehensive	Accumulated	Comprehensive
(thousands of U.S. dollars, except share data)	Number	Stated Amount	Income (Loss)	Deficit	Loss

December 31, 2002	9,727,500	$3,534	$1,045	$(19,985)

Foreign currency translation adjustments	—	—	(3,524)	—	$(3,524)
Net loss	—	—	—	(2,301)	(2,301)

December 31, 2003	9,727,500	3,534	(2,479)	(22,286)	(5,825)

Foreign currency translation adjustments	—	—	(1,701)	—	(1,701)
Net income	—	—	—	1,348	1,348

December 31, 2004	9,727,500	3,534	(4,180)	(20,938)	(353)

Issuance of common shares	4,500,000	39,095	—	—	—
Foreign currency translation adjustments	—	—	(1,101)	—	(1,101)
Net loss	—	—	—	(2,641)	(2,641)

December 31, 2005	14,227,500	$42,629	$(5,281)	$(23,579)	$(3,742)

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
1 DESCRIPTION OF BUSINESS
NUCRYST Pharmaceuticals Corp. (the “Corporation”) was incorporated on December 18, 1997 by articles of incorporation under the Business Corporations Act (Alberta) as a wholly owned subsidiary of The Westaim Corporation (the “Parent”). On December 29, 2005, the Corporation completed an initial public offering for the sale of 4,500,000 common shares. Following the initial public offering, the Parent continues to own a controlling interest in the Corporation.
The Corporation develops, manufactures and commercializes innovative medical products that fight infection and inflammation based on its noble metal nanocrystalline technology. The Corporation produces nanocrystalline silver as a coating for wound care products under the trademark SILCRYST ™ and as a powder for use as an active pharmaceutical ingredient, or API, which the Corporation refers to as NPI 32101.
Advanced wound care products with the Corporation’s SILCRYST ™ coatings were developed and sold by the Corporation under the Acticoat ™ trademark until May 2001 when a series of agreements were completed with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under the agreements, the Corporation licensed to Smith & Nephew the exclusive right to market, distribute and sell products with SILCRYST ™ coatings for use on non-minor skin wounds and burns in humans world-wide. The Corporation also sold various assets to Smith & Nephew including the Acticoat ™ trade name and trademark, various regulatory approvals and certain manufacturing equipment, which the Corporation then leased back. Under the agreements, the Corporation manufactures these products and supplies them exclusively to Smith & Nephew and has agreed to work with Smith & Nephew to develop new Acticoat ™ wound care products made with the Corporation’s SILCRYST ™ coatings. Smith & Nephew markets and sells products with the Corporation’s SILCRYST ™ coatings under its Acticoat ™ trademark.
The Corporation’s revenue comprises wound care product revenue, which includes manufacturing cost reimbursement on the sale of product to Smith & Nephew and royalties on the further sale of that product by Smith & Nephew to third parties, as well as milestone revenue which are payments earned upon the achievement of specified Smith & Nephew sales thresholds or regulatory events. All of the Corporation’s revenues since May, 2001 have been derived from sales to Smith & Nephew and milestone payments from Smith & Nephew.
The Corporation is also developing pharmaceutical products to address medical conditions that are characterized by both infection and inflammation. The Corporation has developed NP32101 for use as an API, in the treatment of atopic dermatitis, a form of eczema and is engaged in Phase 2 clinical trials. The Corporation is also conducting preclinical research for the use of NPI 32101 in the treatment of gastrointestinal conditions.
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
a)	Basis of presentation

The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The financial statements of entities which are controlled by the Corporation through voting equity interests, referred to as subsidiaries, are consolidated. Entities which are jointly controlled, referred to as joint ventures, and entities which are not controlled but over which the Corporation has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Investments in other entities are accounted for using the cost method. Variable interest entities (“VIEs”) (which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures), as defined by the Financial Accounting Standards Board (“FASB”) in FASB Interpretation No. (“FIN”) 46 (Revised 2003), “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”), are entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the Corporation when it is determined that it will, as the primary beneficiary, absorb the majority of the VIEs expected losses and/or expected residual returns. The Corporation currently does not have any VIEs. Intercompany accounts and transactions are eliminated upon consolidation and unrealized intercompany gains and losses are eliminated when accounting under the equity method.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, NUCRYST Pharmaceuticals Inc., which was incorporated in 1998 under the laws of the state of Delaware. All intercompany balances and transactions have been eliminated during consolidation.
b)	Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. Significant estimates include the useful lives of capital assets and intangible assets, inventory valuation, valuation allowance against deferred tax assets and the fair value of stock-based compensation.

c)	Translation of foreign currencies

The Corporation’s functional currency is the Canadian dollar. The functional currency of the Corporation’s wholly owned subsidiary, NUCRYST Pharmaceuticals Inc., is the United States dollar (“U.S. dollar”). The balance sheet accounts of the subsidiary are translated into Canadian dollars at the period end exchange rate, while income, expense and cash flows are translated at the average exchange rate for the period. Translation gains or losses related to net assets of such operations are shown as a component of accumulated other comprehensive loss in shareholder’s equity. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the entity’s functional currency, are included in the consolidated statement of operations.

The Corporation uses the U.S. dollar as its reporting currency to be consistent with other companies in its industry peer group. The Canadian functional currency consolidated financial statements are translated to the U.S. dollar reporting currency using the current rate method of translation.

d)	Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive loss.

Other comprehensive loss consists of foreign currency translation adjustments for the year, which arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive loss of $5,281 (2004 – $4,180) consists of foreign currency translation adjustments.

e)	Revenue recognition

Revenue from direct sales to third parties is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collection is reasonably assured. The Corporation’s revenues under its agreements with Smith & Nephew consist primarily of manufacturing cost reimbursements, royalties and payments upon the achievement of specific milestones. Manufacturing cost reimbursements and royalties are reported as wound care product revenue in the consolidated statement of operations as they relate directly to the sale of the Corporation’s products to Smith & Nephew. For products manufactured under agreements with Smith & Nephew, revenue is recorded by the Corporation at the date of shipment. Royalty revenue is earned based on a percentage of Smith & Nephew’s sales to third parties. Revenue relating to the achievement of milestones under agreements with Smith & Nephew is recognized when the milestone event has occurred and is recorded separately as milestone revenue. The Corporation also derives fees from research activities under agreements with Smith & Nephew and this revenue is recognized as services are performed.

f)	Product warranty

Wound care products currently sold by the Corporation carry a limited short term product warranty. No provision for product warranty claims was required for the years ended December 31, 2005 and 2004 as the Corporation’s claims experience has been negligible.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
g)	Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term investments with original maturities at the date of acquisition of 90 days or less and are recorded at cost.

At December 31, 2005 the Corporation had $130 (2004 – $128) on deposit as collateral for the lease of its Wakefield, Massachusetts facility.

h)	Allowance for doubtful accounts

The Corporation evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts, which reduces the accounts receivable to the amount management reasonably believes will be collected. A specific allowance is recorded against customer receivables that are considered to be impaired based on the Corporation’s knowledge of the financial condition of its customers. In determining the amount of the allowance, the Corporation considers factors, including the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

i)	Inventories

Finished products, raw materials and materials in process are valued at the lower of average cost and market. Inventories include direct labor and an application of relevant overhead.

The Corporation manufactures products based on specific orders for Smith & Nephew under a long-term manufacturing agreement. The carrying value of inventories is recoverable through future sales as product costs are fully recoverable under the terms of this agreement, and therefore no provision for inventory valuation is required.

j)	Capital assets

Capital assets are stated at cost. Internal labor costs directly relating to capital projects are included in the cost of the specific capital assets. Depreciation is calculated using a straight-line method based on estimated useful lives of the particular assets as follows:

Machinery and equipment	5 to 10 years
Computer hardware and software	2 to 5 years
Leasehold improvements	Over term of lease
The Corporation evaluates the carrying value of capital assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and recognizes an impairment charge when estimated future non-discounted cash flows of the underlying assets are less than the carrying value of the assets. Where there is an impairment, the Corporation measures the charge based on the fair value of the assets using various valuation techniques.
k)	Intangible assets

The Corporation’s definite life intangible assets consist of the prosecution and application costs of patents and trademarks and are amortized on a straight-line basis over their estimated useful lives to a maximum of 10 years. The cost of maintaining patents and trademarks are expensed as incurred. The Corporation evaluates the carrying value of definite life intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Any impairment in the carrying value is charged to expense in the period that impairment has been determined.

Indefinite life intangible assets are recorded at fair value. On a regular basis, the Corporation reviews the carrying value of these assets for impairment. As at December 31, 2005 and 2004, the Corporation had no indefinite life intangible assets.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
l)	Research and development costs

The costs of materials, equipment, or facilities that are acquired or constructed for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) are expensed as research and development costs at the time the costs are incurred. Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on behalf of the Corporation, depreciation on equipment used for research and development and indirect costs are expensed as research and development costs when incurred.

m)	Income taxes

The Corporation uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that, in the opinion of management, is more likely than not to be realized. The effect of changes in tax rates is recognized in the year in which the rate change occurs. Research and development investment tax credits are accounted for as a reduction of income taxes in accordance with Accounting Principle Board Opinion No. 4, “Accounting for the Investment Credit”.

n)	Stock-based compensation plans

The Corporation has stock-based compensation plans, which are described in Note 9. Compensation expense for awards that call for settlement in cash or other assets is measured on an ongoing basis as the amount by which the market value exceeds the exercise price at each measurement date. Any obligations related to increases in Stock Appreciation Rights (“SARs”) are accrued when the change in value occurs, with an offset to the consolidated statement of operations. Any consideration paid by option holders for the purchase of shares is credited to common shares.

SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) encourages that stock-based compensation be accounted for based on a fair value methodology. As permitted by the Statement, the Corporation has elected to continue measuring compensation costs as the excess, if any, of the market value of the shares at the date of the grant over the exercise price. As the exercise price of options granted by the Corporation is not less than the market value of the shares at the date of grant, no compensation expense is recognized.

If compensation costs for the Corporation’s stock option plans had been determined based on the fair value methodology over the vesting period consistent with SFAS 123, the Corporation’s net (loss) income and (loss) income per share would have been (increased) reduced to the pro-forma amounts indicated below:

	Year Ended December 31
	2005	2004	2003

Net (loss) income applicable to common shareholders	$(2,641)	$1,348	$(2,301)
Total stock-based employee compensation expense determined under fair-value based method for awards net of tax effects	(96)	(55)	(48)

Pro forma net (loss) income applicable to common shareholders	$(2,737)	$1,293	$(2,349)

Net (loss) income per common share	$(0.27)	$0.14	$(0.24)

Pro forma net (loss) income per common share	$(0.28)	$0.13	$(0.24)

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
The fair value of each option grant by the Corporation was estimated using the Black-Scholes options pricing model assuming no dividends are to be paid on common shares, a risk free interest rate for the year ended December 31, 2005 of 4.33% (2004 – 4.80%; 2003 – 5.05%), an average life of 7.0 years and a volatility for the shares of the Corporation for the year ended December 31, 2005 of 57.7% (2004 – 58.5%; 2003 – 59.8%). The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of these options by the holders. The weighted average fair value of options granted in the year ended December 31, 2005 was CDN$2.58 (2004 – CDN$0.82; 2003 – CDN$0.06).
o)	Earnings per share

Basic earnings per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated on the basis of the average number of shares outstanding during the period plus the additional common shares that would have been outstanding if potentially dilutive common shares had been issued using the “treasury stock” method.

p)	Financial instruments

The Corporation presents financial instruments which are, in substance, contractual arrangements, including the Corporation’s redeemable and retractable (at the option of the Parent) preferred shares, as financial liabilities in the consolidated balance sheet (Note 8b). Payments of dividends on the preferred shares are reported in the consolidated statement of operations as interest expense.

q)	Employee future benefits

The Corporation maintains a defined contribution pension plan (Note 15). All employee future benefits are accounted for on an accrual basis.

r)	Recently adopted and pending accounting pronouncements

FSP No. 46(R)-5

In March 2005, the FASB issued FASB Staff Position (“FSP”) No. 46(R)-5, “Implicit Variable Interests under FASB Interpretation No. (“FIN”) 46 (revised December 2003), Consolidation of Variable Interest Entities” (“FSP FIN 46R-5”). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities (“VIEs”) or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”). The adoption of FSP FIN 46R-5 had no impact on the Corporation’s results of operations or financial position.

FIN 47

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that the term “conditional asset retirement obligation” as used in FASB statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Corporation’s financial position or results of operations.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
SFAS 123(R)
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-based Compensation”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. Liability classified awards are remeasured to fair value at each balance sheet date until the award is settled. SFAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations and amends SFAS No. 95 “Statement of Cash Flows”. SFAS 123(R) is scheduled to be effective beginning fiscal 2006 for the Corporation. On August 31, 2005, the FASB issued FSP SFAS 123(R)-1 to defer the requirement that a freestanding financial instrument originally subject to SFAS 123(R) becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. On October 18, 2005, the FASB issued FSP SFAS 123(R)-2 to provide further guidance on the application of grant date as defined in SFAS 123(R). On November 10, 2005, the FASB issued FSP SFAS 123(R)-3 to provide a practical transition election related to accounting for the tax effect of share-based payment awards to employees. The adoption of SFAS 123(R) and the related FSPs will not have a material impact on the Corporation’s financial position or results of operations.
SFAS 151
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which amends Chapter 4 of ARB No. 43 that deals with inventory pricing. The Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this Statement. Retroactive application is not permitted. The Corporation does not expect the impact of this Statement to be material.
SFAS 153
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. The Corporation does not expect the impact of this Statement to be material.
SFAS 154
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management believes that the adoption of this statement will not have a material effect on the Corporation’s financial position or results of operations.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
EITF 03–1
In November 2005, the FASB issued FSP SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which nullified 2004 guidance issued by the Emerging Issues Task Force (“EITF”) on determining whether an impairment is other-than-temporary, and effectively reverted back to previous guidance in this area. The FSP generally encompasses guidance for determining when an investment is impaired, how to measure the impairment loss, and what disclosures should be made regarding impaired securities. This FSP is effective for the first quarter of 2006 and is not expected to have a material impact on the Corporation’s results of operations or financial position.
EITF 03–13
The EITF issued EITF Abstract 03-13 (“EITF 03-13”) to provide guidance on applying SFAS No. 144, “Determining Whether to Report Discontinued Operations” (“SFAS 144”). SFAS 144 discusses when an entity should disclose a “component” as discontinued operations. Under SFAS 144, a component should be disclosed as discontinued operations when continuing cash flows are eliminated and when there is no significant continuing involvement with the component. EITF 03-13 provides additional guidance on factors to consider in evaluating what constitutes continuing cash flows and continuing significant influence. This Statement is effective for fiscal periods beginning after December 15, 2004. The adoption of EITF 03-13 did not have a material impact on the Corporation’s financial position or results of operations.
EITF 04–13
In September 2005, the EITF reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the same Counterparty” (“EITF 04-13”). EITF 04-13 provides guidance on the purchase and sale of inventory to another entity that operates in the same line of business. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. EITF 04-13 applies to new arrangements entered into, or modifications or renewals of existing arrangements in reporting periods beginning after March 15, 2006. The impact of the adoption of EITF 04-13 on the Corporation’s consolidated results of operations and financial condition will depend on the nature of future arrangements entered into, or modifications or renewals of existing arrangements by the Corporation.
FASB Exposure Draft “Fair Value Measurements”
In June 2004, the FASB issued an exposure draft of a proposed Statement, “Fair Value Measurements” to provide guidance on how to measure the fair value of financial and non-financial assets and liabilities when required by other authoritative accounting pronouncements. The proposed statement attempts to address concerns about the ability to develop reliable estimates of fair value and inconsistencies in fair value guidance provided by current GAAP, by creating a framework that clarifies the fair value objective and its application in GAAP. In addition, the proposal expands disclosures required about the use of fair value to re-measure assets and liabilities. The standard would be effective for financial statements issued for fiscal years beginning after November 15, 2006. The Corporation does not expect the impact of this proposed standard to be material.
FASB Exposure Draft “Business Combinations”
In June 2005, the FASB published an exposure draft containing proposals to change the accounting for business combinations. The proposed standards would replace the existing requirements of the FASB’s Statement No. 141, “Business Combinations”. The proposals would result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. Additionally, the proposals would result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition being recognized generally as expenses when incurred rather than capitalized as part of the business combination. The FASB also published an Exposure Draft that proposes, among other changes, that noncontrolling interests be classified as equity within the consolidated financials statements. The FASB’s proposed standard would replace Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. The Corporation does not expect the impact of this proposed standard to be material.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
FASB Exposure Draft “Accounting for Uncertain Tax Positions”
On July 14, 2005, the FASB published an exposure draft entitled “Accounting for Uncertain Tax Positions — an interpretation of FASB Statement No. 109”. The proposed interpretation is intended to reduce the significant diversity in practice associated with recognition and measurement of income taxes by establishing consistent criteria for evaluating uncertain tax positions.
The proposed interpretation would be effective as of the end of the first fiscal year beginning after December 15, 2006. Earlier application would be encouraged. Only tax positions meeting the probable recognition threshold at that date would be recognized. The transition adjustment resulting from application of this interpretation would be considered a change in accounting policy with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings in the period of transition. The Corporation does not expect the impact of this proposed interpretation, if it becomes effective in its current form, to be material.
3 ACCOUNTS RECEIVABLE
The Corporation currently has one customer and has not experienced any uncollectible accounts receivable from the customer. As at December 31, 2005 and 2004, no allowance for doubtful accounts was required.
4 INVENTORIES

	December 31, 2005	December 31, 2004

Raw materials	$3,921	$1,928
Materials in process	2,121	767
Finished product	527	32

	$6,569	$2,727

5 CAPITAL ASSETS

		Accumulated	Net
December 31, 2005	Cost	Depreciation	Book Value

Machinery and equipment	$9,387	$2,620	$6,767
Leasehold improvements	1,888	825	1,063
Computer hardware and software	393	185	208
Construction in progress	1,426	—	1,426

	$13,094	$3,630	$9,464

		Accumulated	Net
December 31, 2004	Cost	Depreciation	Book Value

Machinery and equipment	$5,161	$1,775	$3,386
Leasehold improvements	1,392	562	830
Computer hardware and software	80	79	1
Construction in progress	2,344	—	2,344

	$8,977	$2,416	$6,561

Included in capital assets is construction in progress which is not currently subject to depreciation. Depreciation related to capital assets for the year ended December 31, 2005 was $1,096 (2004 – $713; 2003 – $500), of which $447 (2004 – $379; 2003 – $191) was included in research and development costs and $535 (2004 – $275; 2003 – $290) relating to manufacturing assets was included in manufacturing costs in the consolidated statements of operations. Depreciation expense for the year ended December 31, 2005 was comprised of $114 (2004 – $59; 2003 – $19) relating to other assets.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
6 INTANGIBLE ASSETS

	December 31, 2005	December 31, 2004

Patents and trademarks	$2,028	$1,837
Less accumulated amortization	(1,154)	(931)

	$874	$906

Amortization related to intangible assets for the year ended December 31, 2005 was $186 (2004 – $162; 2003 – $139).
The following is the estimated amortization expense of intangible assets for each of the five fiscal years commencing with 2006:

2006	$194
2007	172
2008	143
2009	119
2010	99

Total	$727

7 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2005	December 31, 2004

Accrued compensation liabilities	$1,030	$817
Trade payables related to capital projects	590	674
Other trade payables and accrued liabilities	3,371	2,208

	$4,991	$3,699

8 INDEBTEDNESS TO RELATED PARTY
The Corporation was indebted to the Parent as follows:

	December 31, 2005	December 31, 2004

Shareholder advances (a)	$—	$23,689
Cumulative preferred shares (b)	—	—
Promissory note (c)	—	9,793
Term loan (d)	39,642	—

	$39,642	$33,482

a) Shareholder advances

	December 31, 2005	December 31, 2004	December 31, 2003

Balance at beginning of year	$23,689	$23,600	$20,339
Net advances from (repayment to) Parent	7,120	(1,949)	3,329
Accrued interest on indebtedness to Parent	2,589	3,122	—
Dividends on preferred shares	—	389	414
Conversion of advances to Class F preferred shares	—	(3,113)	(4,899)
Foreign currency adjustment	588	1,640	4,417
Conversion to term loan	(33,986)	—	—

Balance at end of year	$—	$23,689	$23,600

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
8 INDEBTEDNESS TO RELATED PARTY (continued)
Operating advances bore interest at 10% per annum and interest expense for the year ended December 31, 2005 amounted to $1,534 (2004 – $2,371; 2003 – $nil). Advances to acquire new manufacturing assets bore interest at 15% per annum and interest expense for the year ended December 31, 2005 amounted to $402 (2004 – $282; 2003 – $nil) and was included in manufacturing costs. The Parent did not charge interest on shareholder advances in 2003. Interest accrued on indebtedness to Parent for the year ended December 31, 2005 included interest of $653 (2004 – $469; 2003 – $nil) accrued on the promissory note. The shareholder advances were secured by first or second liens on substantially all of the assets of the Corporation and were repayable to the Parent on demand.
For purposes of the consolidated cash flow statement, the interest accrued on indebtedness to the Parent, the dividend on preferred shares, and the conversion of advances to Class F preferred shares are non-cash transactions.
b) Cumulative redeemable preferred shares
In accordance with GAAP, the issuer of a financial instrument is required to classify the instrument as a liability or as equity in accordance with the substance of the contractual arrangement and, as such, the former Class C, D, E and F preferred shares of the Corporation were considered to be debt. Effective December 16, 2005, the Class C, D, E and F authorized preferred shares were cancelled (Note 9).
Class F Series 1 cumulative preferred shares:

	Number			Stated Capital
	December 31			December 31
	2005	2004	2003	2005	2004	2003

Balance at beginning of year	—	7,770	907	$—	$6,012	$574
Shares issued	—	3,503	6,291	—	2,724	4,485
Stock dividend	—	514	572	—	389	414
Foreign currency adjustment	—	—	—	—	9	539
Conversion to promissory note	—	(11,787)	—	—	(9,134)	—

Balance at end of year	—	—	7,770	$—	$—	$6,012

The Class F Series 1 cumulative preferred shares bore a dividend rate of 10.3813% per annum and were redeemable for CDN $1,000 per share. Stock dividends paid on these shares in the year ended December 31, 2004 was $389 (2003 – $414) and have been recorded as interest expense in the consolidated statements of operations.
c) Promissory note

	December 31, 2005	December 31, 2004	December 31, 2003

Balance at beginning of year	$9,793	$—	$—
Conversion from Class F preferred shares	—	9,134	—
Foreign currency adjustment	121	659	—
Conversion to term loan	(9,914)	—	—

Balance at end of year	$—	$9,793	$—

On July 1, 2004, the Class F series cumulative preferred shares were converted to a promissory note which was payable on demand and bore interest at 10% compounded monthly. Interest expense on this note for the year ended December 31, 2005 amounted to $653 (2004 – $469; 2003 – $nil) and has been accrued in shareholder advances.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
8 INDEBTEDNESS TO RELATED PARTY (continued)
d) Term loan

	December 31, 2005	December 31, 2004	December 31, 2003

Balance at beginning of year	$—	$—	$—
Conversion from shareholder advances	33,986	—	—
Conversion from promissory note	9,914	—	—
Net repayment during the year	(5,458)	—	—
Foreign currency adjustment	1,200	—	—

Balance at end of year	$39,642	$—	$—

Effective August 31, 2005, the shareholder advances and promissory note were consolidated into a term loan with a five-year maturity which bore interest at rates of 10% and 15%. Interest expense on the term loan amounted to $1,500 for the year ended December 31, 2005, of which $147 was included in manufacturing costs. During the year, interest of $1,340 was paid and the remaining $160 was included in accounts payable and accrued liabilities at December 31, 2005. The term loan was secured by first or second liens on substantially all of the assets of the Corporation. The Corporation repaid $6,850 of the term loan with net proceeds from the initial public offering. In accordance with the terms of the initial public offering prospectus, on January 27, 2006, the remaining balance owing in the amount of $39,642 was converted into 3,964,200 common shares of the Corporation.
9 SHARE CAPITAL
The Corporation’s authorized share capital consists of an unlimited number of voting common shares and preferred shares.
Effective December 16, 2005, the share articles of the Corporation were amended by Articles of Amendment under the Alberta Business Corporations Act such that the former Class A Common Shares were redesignated as Common Shares, a new class of Preferred Shares were created, and the former Class C, D, E and F authorized preferred shares were cancelled.
a) Common shares issued and outstanding
Changes in the Corporation’s common shares outstanding during 2005 and 2004 are as follows:

	Number		Stated Capital
	2005	2004	2005	2004

Balance at beginning of year	9,727,500	9,727,500	$3,534	$3,534
Issued upon share offering	4,500,000	—	39,095	—

Balance at end of year	14,227,500	9,727,500	$42,629	$3,534

On December 16, 2005, the Corporation effected a reverse stock split at a ratio of 0.6485 for 1. These consolidated financial statements give retroactive effect to this 0.6485 for 1 reverse stock split for all periods presented.
On December 29, 2005, the Corporation completed an initial public offering of its common shares. A total of 4,500,000 new common shares were issued at a price of $10.00. Net proceeds, after fees and expenses, amount to $39,095.
On January 27, 2006, 3,964,200 common shares were issued upon the conversion of $39,642 of the outstanding term loan owed to the Parent at $10.00 per share in accordance with the terms of the initial public offering prospectus.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
9 SHARE CAPITAL (continued)
b) Stock-based compensation plans
The Corporation maintains an equity incentive plan for employees under which stock options and stock appreciation rights (“SARs”) may be granted for up to 2.2 million common shares of the Corporation. The exercise price of each stock option and SAR is set at an amount not less than the market value of the common shares of the Corporation at the time of grant. Prior to the initial public offering, the market value of the common shares was determined by the Parent at the time of issuance of each stock option and SAR. Stock options and SARs vest evenly over a three year period and expire ten years from the date of grant.
A summary of the status of the Corporation’s stock option plans as at December 31, 2005, 2004 and 2003 and changes during the years ending on those dates is presented below:

				Weighted Average Exercise Price
	Number of Options			(CDN$)
		December 31		December 31
	2005	2004	2003	2005	2004	2003

Balance at beginning of year	625,057	486,440	444,903	$3.32	$3.39	$3.47
Granted	92,571	165,205	80,900	4.50	3.08	3.08
Cancelled	(3,858)	(26,588)	(39,363)	3.51	3.08	3.76

Balance at end of year	713,770	625,057	486,440	$3.47	$3.32	$3.39

The weighted average remaining contractual life of options outstanding at December 31, 2005 was 6.50 years (2004 – 7.09 years; 2003 – 7.25 years).
The following table summarizes information regarding stock options outstanding as at December 31, 2005:

		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding at	Remaining	Average Exercise	Exercisable at	Average Exercise
Range of Exercise	December 31,	Contractual	Price	December 31,	Price
Price (CDN$)	2005	Life (Years)	(CDN$)	2005	(CDN$)

$3.08 to $4.16	662,605	6.29	$3.34	493,563	$3.36

$4.17 to $6.32	51,165	9.20	$5.15	4,799	$5.34

$3.08 to $6.32	713,770	6.50	$3.47	498,362	$3.38

The Corporation had 12,646 SARs outstanding at December 31, 2005 (2004 – 19,779; 2003 – 19,779) with a weighted average exercise price of CDN$3.08 per SAR. During the year ended December 31, 2005, no SARs were issued or exercised and 7,133 SARs were forfeited. No SARs were issued, exercised or cancelled in 2004 or 2003. SARs may be settled for cash or shares of the Corporation at the Corporation’s option.
Net changes in the value of SARs, measured as the amount by which the market value of the common shares of the Corporation exceeds the exercise price at the measurement date, is recognized as compensation expense over the SARs’ vesting period with a corresponding increase to accounts payable and accrued liabilities. The cumulative liability related to SARs was $90 at December 31, 2005 (2004 – $nil; 2003 – $nil).

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
10 INCOME TAXES
The following is a reconciliation of income taxes, calculated at the statutory income tax rate, to the income tax provision included in the consolidated statements of operations.

	Year Ended December 31
	2005	2004	2003

(Loss) income before income taxes	$(2,479)	$1,367	$(2,282)
Statutory income tax rate	33.62%	33.87%	36.74%

Expected income tax (recovery) expense	(833)	463	(838)
Utilization of prior period losses	—	(595)	—
Losses and temporary differences — valuation allowance	937	—	686
Non-deductible expenses	—	132	152
Large corporations tax	58	19	19

Income tax expense	$162	$19	$19

Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases.
The net deferred income tax asset is comprised of:

	December 31, 2005	December 31, 2004

Deferred income tax assets:
Tax benefit of loss carry-forwards and tax credits	$13,178	$11,767
Less valuation allowance	(12,638)	(11,293)

	540	474

Deferred income tax liabilities:
Capital, intangible and other assets	(540)	(474)

Deferred income tax assets, net	$—	$—

The deferred income tax asset valuation allowance is in respect of tax loss carry-forwards and tax credits.
The Corporation had net accumulated operating losses for income tax purposes at December 31, 2005 of approximately $27,285 (2004 – $23,800; 2003 – $28,767) that can be used to offset taxable income, if any, in future periods. These recognized losses have been fully offset by a valuation allowance and expire at various times to the end of 2025, with $5,047 expiring by 2012. At December 31, 2005, the Corporation also had capital losses of approximately $2,133 (2004 – $2,066; 2003 – $1,924) as well as research and development tax credits of approximately $2,469 (2004 – $2,259; 2003 – $2,002) which will expire at various times to 2015.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In the year ended December 31, 2004, the Corporation was profitable as the result of the recognition of two milestone payments totaling $10,000, and prior period losses of $595 were used to offset the expected income tax expense. Management will continue to provide a full valuation allowance until it determines that it is more likely than not the deferred tax assets will be realized.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
11 RELATED PARTY TRANSACTIONS
The Corporation engaged in the following related party transactions with the Parent that have not been disclosed elsewhere in these consolidated financial statements:

	Year Ended December 31
	2005	2004	2003

Building rent, including operating costs	$1,399	$793	$907
Services:
Information technology	58	277	186
Treasury and accounting	—	14	60
Legal	204	203	110
Insurance	289	255	182
Other	154	108	143

	$2,104	$1,650	$1,588

The Corporation leases its Fort Saskatchewan, Alberta facility from the Parent and is charged building rent at a rate which, in management’s view, approximates current market rates, plus actual operating costs. Corporate and administrative services are provided by the Parent on a fully-allocated cost recovery basis.
Included in accounts payable and accrued liabilities on the consolidated balance sheet at December 31, 2005 was $1,058 (2004 – $nil) owed by the Corporation to the Parent for interest on the term loan, services rendered by the Parent, and invoices paid by the Parent on behalf of the Corporation.
12 GUARANTEES
The Corporation has not provided for product warranty obligations as products presently sold to the Corporation’s customer carry a limited short term warranty and the Corporation’s claims experience has been negligible.
In the normal course of operations, the Corporation may provide indemnifications that are often standard contractual terms to counterparties in transactions such as purchase and sale agreements, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the Corporation to compensate the counterparties for costs incurred as a result of various events, such as litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the agreement, the nature of which prevents the Corporation from making a reasonable estimate of the maximum potential amount that it could be required to pay to counterparties. Historically, the Corporation has not made any payments under such indemnifications and no amounts have been accrued in the consolidated financial statements with respect to these indemnification guarantees.
13 COMMITMENTS
The Corporation is committed to capital expenditures of $1,179 (2004 – $1,288) and to future annual payments under operating leases for office and facility space and equipment as follows:

2006	2007	2008	2009	2010

$950	$937	$929	$630	$464

14 FINANCIAL INSTRUMENTS
Financial instruments include accounts receivable and other like amounts which will result in future cash receipts and accounts payable and accrued liabilities and other like amounts which will result in future outlays. Indebtedness to related party is not included in financial instruments due to the unique terms and conditions attached to this item.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
14 FINANCIAL INSTRUMENTS (continued)
Fair value of financial instruments
The carrying values of the Corporation’s interests in financial instruments approximate their fair value. The estimated fair value approximates the amount for which the financial instruments could currently be exchanged in an arm’s length transaction between willing parties who are under no compulsion to act.
Certain financial instruments, including indebtedness to related party, lack an available trading market and, therefore, fair value amounts should not be interpreted as being necessarily realizable in an immediate settlement of the instrument.
Foreign currency risk
The Corporation is exposed to currency risks as a result of its export to foreign jurisdictions of goods produced in Canada. These risks are partially covered by purchases of goods and services in the foreign currency.
Concentration of credit risk
The Corporation’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivables. This risk is limited due to the contractual relationship with Smith & Nephew.
15 EMPLOYEE BENEFIT PLAN
The Corporation has a 401(k) retirement plan (the “Plan”) for the benefit of permanent United States employees. These employees may elect to contribute to the Plan through payroll deductions of up to $13 of their annual compensation, subject to statutory limitations. The Corporation may declare discretionary matching contributions of up to 50% of employees’ contributions up to a maximum of 3% of employee earnings. The Corporation’s matching contributions for the year ended December 31, 2005 were $46 (2004 – $41; 2003 – $41).
The Corporation also participates in a defined contribution pension plan for its Canadian employees which is administrated by the Parent. The Corporation matches employee contributions of up to 4% of their annual compensation. The Corporation’s contributions to this plan for the year ended December 31, 2005 amounted to $149 (2004 – $94; 2003 – $64).
16 (LOSS) EARNINGS PER SHARE
In calculating (loss) earnings per share under the treasury stock method, the numerator remains unchanged from the basic (loss) earnings per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income. The reconciliation of the denominator in calculating diluted (loss) earnings per share is as follows:

	Year Ended December 31
	2005	2004	2003

Weighted average number of common shares outstanding — basic	9,764,486	9,727,500	9,727,500
Effect of dilutive securities Options	—	172,052	—
SARS	—	5,912	—
Weighted average number of common shares outstanding — diluted	9,764,486	9,905,464	9,727,500

Options to purchase 713,770 common shares and 12,646 SARs were outstanding at December 31, 2005. All the options and SARs were included in the computation of diluted (loss) earnings per share because the estimated value of the common shares of the Corporation during the year ended December 31, 2005 was greater than the exercise price of the options and SARs.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
All amounts are expressed in thousands of U.S. dollars, except share and per share data
16 (LOSS) EARNINGS PER SHARE (continued)
Options to purchase 625,057 common shares and 19,779 SARs were outstanding at December 31, 2004. Of these options and SARs, 20,655 of the options and none of the SARs were excluded from the computation of diluted (loss) earnings per share because the exercise price of the options and SARs was greater than the estimated value of the common shares of the Corporation during 2004.
All options and SARs outstanding during 2003 were excluded in the computation of diluted (loss) earnings per share because their exercise price was greater than the estimated value of the common shares of the Corporation during 2003.
The impact of all dilutive securities on (loss) earnings per share is anti-dilutive for the years ended December 31, 2005 and 2003, including the dilutive impact of the remaining term loan (Note 8d) and all outstanding options and SARs.
17 SEGMENTED INFORMATION
The Corporation operates in one reportable segment consisting of the manufacturing, research, development and commercialization of medical products based on its proprietary noble metal nanocrystalline technology. The Corporation currently manufactures wound care products and all the Corporation’s revenues are earned through long-term agreements with Smith & Nephew. The Corporation exports the manufactured wound care products directly to Smith & Nephew for resale in international markets.
a) Assets by geographic segment

	December 31, 2005	December 31, 2004

Canada	$56,005	$11,837
United States	3,455	3,760

	$59,460	$15,597

b) Capital assets and intangible assets by geographic segment

	December 31, 2005	December 31, 2004

Canada	$8,874	$6,558
United States	1,464	909

	$10,338	$7,467

All of the Corporation’s revenues in 2005, 2004 and 2003 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
     Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Administration, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
     Based on that evaluation, our Chief Executive Officer and Vice President, Finance and Administration, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting period
     There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER MATTERS
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Our board of directors has adopted a Code of Conduct and Ethics for Directors, Officers and Employees (the “Code of Conduct”). The Code of Conduct has been filed on and is accessible through SEDAR at www.sedar.com and EDGAR at www.edgar-online.com. A copy of the Code of Conduct may also be obtained by any person without charge, upon written request delivered to NUCRYST at 10102 — 114th Street, Fort Saskatchewan, AB T8L 3W4, Attention: General Counsel and Corporate Secretary
     The following table sets forth certain information, as of December 31, 2005, regarding our executive officers and directors:

Name	Age	Position
Scott H. Gillis	53	President, Chief Executive Officer and a Director
Paul J. Schechter, M.D., Ph.D	66	Vice President, Drug Development & Regulatory Affairs and Chief Medical Officer
Eliot M. Lurier	47	Vice President, Finance and Administration
David C. McDowell	50	Vice President, Manufacturing Operations
Barry M. Heck(1)(2)	44	Chairman of the Board
Neil Carragher(1)(3)	67	Director
Roger G.H. Downer, Ph.D(2)(3)	63	Director
Richard W. Zahn(1)(2)(3)	54	Director

(1)	Member of our audit committee.

(2)	Member of our human resources and compensation committee.

(3)	Member of our corporate governance and nominating committee.
     Scott H. Gillis has been our President and Chief Executive Officer since 1999 and became a director in December 2005. Prior to 1999, he served as President and Chief Executive Officer of Li Medical, a medical device company, and as Vice President, Wound and Skin Care of Convatec, a division of Bristol-Myers Squibb, and as Vice President and General Manager of Convatec USA. Mr. Gillis has an M.B.A. from Xavier University and a B.A. in Biology and Chemistry from Salem State College. Mr. Gillis resides in Concord, Massachusetts.
     Paul J. Schechter, M.D., Ph.D. has been our Vice President, Drug Development & Regulatory Affairs and Chief Medical Officer since May 2002. From 1998 to April 2002, he served as a Vice President of MacroChem Corporation, a drug delivery company. Prior to 1998, he held senior research and drug development positions at Fujisawa Pharmaceutical Company, Hybridon, Inc., a biotechnology company, and Merrell Dow, a pharmaceutical company, where he guided a number of new chemical entities through Phase 1, 2 and 3 clinical trials to regulatory approval. He has published more than 140 papers in the fields of biochemistry, pharmacology, pharmacokinetics, drug metabolism and clinical medicine and has seven U.S. published patents. Dr. Schechter began his career at the National Institutes of Health in Bethesda, Maryland and has been elected to membership in numerous professional societies in the United States and abroad. Dr. Schechter received his M.D. and Ph.D. in Pharmacology from the University of Chicago. Dr. Schechter resides in Dover, Massachusetts.
     Eliot M. Lurier has been our Vice President, Finance and Administration since April 2005. From 2004 to 2005, he served as Consulting Chief Financial Officer to Bridge Pharmaceuticals, Inc., a spin off of SRI International focusing on drug development services in Asia. From 2002 to 2004, Mr. Lurier served as Consulting Chief Financial Officer to Linden Bioscience Inc., a venture backed integrator of functional genomics technology. From 2000 to 2002, he served as Chief Financial Officer and Treasurer of Admetric Biochem, Inc., a venture backed company. From 1998 to 2000, Mr. Lurier was Chief Financial Officer and Vice President Finance of Ascent Pediatrics, Inc., a publicly traded pediatric pharmaceutical company. He holds a B.S. in Accounting from Syracuse University and is a certified public accountant in Massachusetts. Mr. Lurier resides in Natick, Massachusetts.
     David C. McDowell has been our Vice President, Manufacturing Operations since July 2005. From January 2003 to July 2005, he was General Manager Sterile Manufacturing and Head of Lens Care Products Global Supply of Novartis’ CIBA Vision where he was responsible for global manufacturing and supply of lens care and ophthalmic products. From June 1984 to January 2003, he held senior positions with GlaxoSmithKline and Sterling Winthrop. Mr. McDowell has a B.A.Sc. in Industrial Engineering from the University of Toronto. Mr. McDowell resides in Edmonton, Alberta.
     Barry M. Heck has served as a director since December 1997 and became Chairman of the Board in December 2005. Mr. Heck has been the President, Chief Executive Officer and a director of Westaim since January 2003 and is a director of Kereco Energy Ltd.

From January 1997 to January 2003, Mr. Heck served as a Senior Vice President of Westaim. Mr. Heck holds an LL.B. from the University of Alberta. Mr. Heck resides in Calgary, Alberta.
     Neil Carragher became a director in December, 2005. Mr. Carragher has been the Chairman of The Corporate Partnership Ltd., a management consulting group, for more than five years. Mr. Carragher is a director of Westaim and Agrium Inc. Mr. Carragher holds a B.Sc. from the University of Glasgow and an M.Sc. from the University of London. Mr. Carragher resides in Toronto, Ontario.
     Roger G.H. Downer, Ph.D became a director in December 2005. Dr. Downer has been the President and Vice-Chancellor of the University of Limerick, Ireland since 1998. Prior to that, Dr. Downer was President of the Asian Institute of Technology from 1996 to 1998. Dr. Downer is a director of Westaim. Dr. Downer holds a B.Sc. and M.Sc. from Queen’s University Belfast and a Ph.D from the University of Western Ontario. Dr. Downer resides in Killaloe, Ireland.
     Richard W. Zahn became a director in December 2005. From 1992 to 2003, Mr. Zahn held numerous senior management positions within the Schering Plough Corporation, a global research-based company engaged in the discovery, development, manufacturing and marketing of pharmaceutical biotechnology products and health care products, including President of Schering Laboratories from 1996 until July 2003, and Corporate Vice President of Schering-Plough Corporation, from 2001 to December 2003. Schering Laboratories is the U.S. prescription marketing arm for Schering Plough. Mr. Zahn is a director of Norwood Abbey, Ltd and Norwood Immunology Ltd. Mr. Zahn holds a B.S. in Business Administration from Kansas State Teachers College. Mr. Zahn resides in Oldwick, New Jersey.
     We intend to appoint two additional independent directors to our Board of Directors within 12 months.
     There are no family relationships between any of our executive officers or directors. The business address of each of our executive officers and directors is 50 Audubon Road, Suite B, Wakefield, Massachusetts 01880.
Composition of our Board of Directors
     Our directors are elected at each annual general meeting of our shareholders and serve until their successors are elected or appointed, unless their office is earlier vacated. Our articles currently provide that the number of directors may be between three and 15; provided that, between annual general meetings of our shareholders, the directors may appoint one or more additional directors, but the number of additional directors may not at any time exceed one-third of the number of directors who held office at the expiration of the last meeting of our shareholders. Under the Business Corporations Act (Alberta), at least 25% of our directors must be resident Canadians.
Committees of the Board of Directors
     Our board of directors currently has three committees: the audit committee, the human resources and compensation committee and the corporate governance and nominating committee.
     Audit Committee
     The members of our audit committee are Barry M. Heck, Neil Carragher and Richard W. Zahn, each of whom is a non-employee member of our board of directors. Mr. Heck chairs the committee and we do not presently designate an audit committee financial expert (as defined under SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002). However, our board has determined that each member of our audit committee is financially literate and at least one member of our audit committee meets the financial sophistication requirements of the NASDAQ. Our board of directors has determined that Messrs. Carragher and Zahn are independent members of our board of directors under the current requirements of the NASDAQ, the Toronto Stock Exchange and the rules and regulations of the SEC and Canadian provincial securities regulatory authorities. We intend that our audit committee will consist solely of independent directors by December 21, 2006, as required by the NASDAQ and Multilateral Instrument 52-110—Audit Committees.
     Our audit committee is responsible for overseeing our financial reporting processes on behalf of our board of directors. Our independent auditors report directly to our audit committee. Specific responsibilities of our audit committee include:
•	evaluating the performance, and assessing the qualifications, of our independent auditors and recommending to our board of directors the appointment of, and compensation for, our independent auditors for the purpose of preparing or issuing an auditor’s report or performing other audit, review or attest services;

•	subject to the appointment of our independent auditors by our shareholders, determining and approving the engagement of, and compensation to be paid to, our independent auditors;

•	determining and approving the engagement, prior to the commencement of such engagement, of, and compensation for, our independent auditors to perform any proposed permissible non-audit services;

•	reviewing our financial statements and management’s discussion and analysis of financial condition and results of operations and recommending to our board of directors whether or not such financial statements and management’s discussion and analysis of financial condition and results of operations should be approved by our board of directors;

•	conferring with our independent auditors and with our management regarding the scope, adequacy and effectiveness of internal financial reporting controls in effect;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•	reviewing and discussing with our management and independent auditors, as appropriate, our guidelines and policies with respect to risk assessment and risk management, including our major financial risk exposures and investment and hedging policies and the steps taken by our management to monitor and control these exposures; and

•	reviewing our compliance with environmental, health and safety and other laws and regulations that may have an impact on our financial results.
     Human Resources and Compensation Committee
     The members of our human resources and compensation committee are Roger G. H. Downer, Richard W. Zahn and Barry M. Heck. Dr. Downer chairs the committee. Our board of directors has determined that Dr. Downer and Mr. Zahn are independent members of our board of directors under the current requirements of the NASDAQ, the Toronto Stock Exchange and the rules and regulations of the Canadian provincial securities regulatory authorities. We intend that our human resources and compensation committee will consist solely of independent directors by December 21, 2006, as required by the NASDAQ.
     Specific responsibilities of our human resources and compensation committee include:
•	reviewing and making recommendations to our board of directors with respect to our chief executive officer and other executive officers in relation to their:
•	annual base salary;

•	annual incentive bonus, including the specific goals and amount;

•	equity compensation;

•	employment agreements, severance arrangements and change in control agreements/provisions; and

•	other benefits, compensations, compensation policies or arrangements;
•	reviewing and making recommendations to our board of directors regarding general compensation goals and guidelines for employees and the criteria by which bonuses to employees are determined;

•	overseeing management succession planning;

•	preparing any report on compensation to be included in our periodic filings or proxy statement; and

•	acting as administrator of our amended equity incentive plan and determining its use, from time to time, as a form of incentive compensation for those entitled to receive grants of stock options and other benefits under that plan.
     Corporate Governance and Nominating Committee
     The members of our corporate governance and nominating committee are Richard W. Zahn, Roger G. H. Downer and, effective March 16, 2006, Neil Carragher following the resignation of Barry M. Heck from this committee. Mr. Zahn chairs the committee. Our board of directors has determined that Dr. Downer and Messrs. Zahn and Carragher are independent members of our board of directors under the current requirements of the NASDAQ, the Toronto Stock Exchange and the rules and regulations of the Canadian provincial securities regulatory authorities.
     Specific responsibilities of our corporate governance and nominating committee include:
•	reviewing board structure, composition and practices, and making recommendations on these matters to our board of directors;

•	reviewing, soliciting and making recommendations to our board of directors and shareholders with respect to candidates for election to the board;

•	reviewing the compensation payable to board and committee members and providing recommendations to our board of directors in regard thereto; and

•	developing and reviewing a set of corporate governance principles for our company.
Director Compensation
     Our board of directors approved, effective December 22, 2005, a policy regarding compensation for our non-employee directors. The policy provides that:
•	each non-employee director will receive $2,500 for each board meeting attended in person ($1,000 for meetings attended by video or telephone conference);

•	each non-employee director will, upon their election to our board, receive, under our amended equity incentive plan, an initial stock option grant to purchase 20,000 of our common shares, as well as an annual stock option grant to purchase 10,000 common shares. Messrs. Carragher, Downer and Zahn will receive their initial grant of options to purchase 20,000 common shares each, at an exercise price of $10.00 per common share. These stock options will vest in equal annual amounts on the first three anniversaries of the date of grant;

•	the chairman of our audit committee will receive $2,500 for each committee meeting attended in person ($1,500 for meetings attended by video or telephone conference) and each other member of such committee will receive $1,000 per committee meeting attended in person ($750 for meetings attended by video or telephone conference); and

•	the chairmen of our human resources and compensation committee and corporate governance and nominating committee will receive $1,500 per committee meeting attended in person ($1,000 for meetings attended by video or telephone conference) and each other member of such committees will receive $750 per committee meeting attended in person ($500 for meetings attended by video or telephone conference).
     All of our directors are reimbursed for reasonable out-of-pocket expenses incurred in attending board and committee meetings.
     The remuneration of our directors outlined above was the initial directors’ compensation package put in place at the time of our initial public offering on December 21, 2005. The human resources and compensation committee is currently undertaking an independent review of the directors’ and executives’ compensation program. This study will include consideration of the terms of a policy for the establishment of minimum share ownership guidelines. Our board intends to look at mechanisms to increase the proportion of directors’ compensation that is paid in equity as a means of assuring a close alignment between the interests of the directors and our shareholders. As an interim measure, the Board intends to establish a Deferred Share Unit Plan (“DSU Plan”) to accommodate those directors who have stated that they would be willing to take all or a portion of their cash directors’ fees in the form of Deferred Share Units (“DSUs”) in order to increase their exposure to our share price performance. Under the proposed DSU

Plan, eligible directors may elect to receive all or a portion of their fees in the form of DSUs. A DSU will be attributed a value based on the closing price of our common shares on the NASDAQ for the trading day immediately preceding the date of grant (“Market Price”). The DSUs may be granted at attributed values that are less than, equal to, or greater than the Market Price. All DSUs will be paid out in cash only. The value of each DSU, when converted to cash, will be equivalent to the Market Price of a common share at the time the conversion takes place. Under the DSU Plan, a DSU cannot be converted to cash until the director ceases to be a member of the Board.
Compensation Committee Interlocks and Insider Participation
     No member of our human resources and compensation committee has at any time been an employee of ours. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or human resources and compensation committee.
Scientific Advisory Board
     Our scientific advisory board is made up of a group of experienced scientists and clinicians chosen for their particular expertise. Members of our scientific advisory board consult with us regularly on matters relating to:
•	our research and development programs;

•	the design and implementation of our clinical trials;

•	market opportunities from a clinical perspective;

•	new technologies relevant to our research and development; and

•	scientific and technical issues relevant to our business.
     The current scientific advisory board members are:

Name		Professional Affiliation
Allen J. Bard, Ph.D.	•	Hackerman-Welch Regents Chair in Chemistry Department of Chemistry
and Biochemistry, The University of Texas at Austin

	•	Member, National Academy of Sciences

	•	Formerly Editor-in-Chief, Journal of the American Chemical Society

	•	Formerly President, International Union of Pure and Applied Chemistry

Robert H. Demling, M.D.	•	Professor of Surgery, Harvard Medical School, Boston

	•	Director, Intensive Care Unit, Brigham and Women’s Hospital, Boston

	•	Director, Burn Center, Brigham and Women’s Hospital, Boston

	•	Surgeon, Brigham and Women’s Hospital, Boston

	•	Formerly President, American Burn Association

Byron D. McLees, M.D., Ph.D.	•	Formerly Chief Medical Officer, ClinTrials Research, Inc.

	•	Formerly President, MPI Development

	•	Formerly Vice President Worldwide Clinical Development and Medical
Affairs, Procter and Gamble Pharmaceuticals

	•	Formerly Chief Medical Officer, The Upjohn Company

Name		Professional Affiliation
	•	Formerly Professor of Medicine and Director of Pulmonary/Critical
Care Medicine, Bowman Gray School of Medicine

Paul M. Newberne, D.V.M., Ph.D.	•	Professor of Pathology Emeritus, Boston University School of
Medicine

	•	Professor of Nutritional Pathology Emeritus, Massachusetts
Institute of Technology

	•	Formerly President, American College of Veterinary Pathologists

	•	Formerly Scientific Advisory Board, FDA Center for Toxicological
Research (NCTR)

	•	Formerly Chairman, FDA Expert Panel, Evaluation of Flavor, Extract
and Food Additive for Generally Regarded as Safe status

Robert S. Stern, M.D.	•	Professor of Dermatology, Harvard Medical School

	•	Chairman, Department of Dermatology, Beth Israel Deaconess Medical
Center, Boston

	•	Formerly Chairman, Dermatologic Drugs Advisory Committee, U.S. Food
and Drug Administration

	•	Formerly Co-editor, Archives of Dermatology

Michael Weintraub, M.D.	•	Weintraub Pharmaceutical Consulting

	•	Formerly Head, Clinical Pharmacology, University of Rochester
Medical School, New York

	•	Formerly Director, Office of Drug Evaluation 5 (OTC Drugs,
Dermatologic/Dental Drugs, Analgesics, Anti-inflammatory and
Ophthalmologic Drugs), U.S. Food and Drug Administration

	•	Editor Emeritus, Current Therapeutics Research
     We compensate scientific advisory board members with fees for attendance at meetings and other advisory services. Each scientific advisory board member also receives a one-time grant of an option to purchase 3,520 of our common shares. We may add additional members to our scientific advisory board in the future.

ITEM 11. EXECUTIVE COMPENSATION
     The following table sets forth all compensation awarded to, or earned by, our President and Chief Executive Officer and our other four most highly compensated executive officers who were employed by us as of December 31, 2005 and whose salary and bonus exceeded $100,000 during 2005. We refer to these individuals elsewhere in this annual report as our “named executive officers.”
Summary Compensation Table

									Long-Term
									Compensation
									Awards
									Number of
									Shares
				Annual Compensation					Underlying
						Other Annual		All Other	Options
Name and Principal Position	Year	Salary		Bonus		Compensation		Compensation	Granted
Scott H. Gillis	2005	$249,375		$98,004		$20,000	(1)	$6,850	—
President and Chief	2004	$245,000		$105,774		$20,000	(1)	—	—
Executive Officer	2003	$243,333		$107,553		$20,000	(1)	—	25,940
Paul J. Schechter, M.D., Ph.D	2005	$231,122		$93,373		—		$9,060	—
Vice President, Drug	2004	$222,232		$82,772		—		$6,667	16,213
Development & Regulatory	2003	$213,938		$96,272		—		$1,298	12,970
Affairs and Chief Medical Officer
Eliot M. Lurier, CPA	2005	$105,297		$41,277		—		—	19,455
Vice President, Finance & Administration
David C. McDowell	2005	$74,967	(2)	$28,509	(2)	—		$1,979 (2)	38,910
Vice President, Manufacturing Operations
Domenic J. Vatalero(3)	2005	$177,662		$117,187		—		6,300	—
Former Vice President, Marketing	2004	$212,034		$89,951		—		6,361	16,213
and Operations	2003	$201,713		$87,543		—		419	19,455

(1)	Mr. Gillis received cash allowances in lieu of perquisites in the amount of $20,000 in each of 2003, 2004, and 2005.

(2)	Mr. McDowell’s compensation is denominated in Canadian dollars and has been translated into U.S. dollars for purposes of this table at an average exchange rate of U.S.$1.00 = C$1.1873.

(3)	Mr. Vatalero transitioned from his position as Vice President, Marketing and Operations to a part time non-executive position, effective July 4, 2005.
Option Grants in 2005
     The following table sets forth each option to purchase our common shares granted during the year ended December 31, 2005 to our named executive officers.

	Individual Grants				Potential Realizable
		Percent of			Value at Assumed
	Number of	Total			Annual Rates of
	Securities	Options			Share Price
	Underlying	Granted to	Exercise		Appreciation for
	Options	Employees	Price Per		Option Term(1)
Name	Granted	in 2005	Share(1)	Expiration Date	5%	10%
(in thousands)
Scott H. Gillis	—	—	—	—	—	—
Paul J. Schechter, M.D., Ph.D	—	—	—	—	—	—
Eliot M. Lurier	19,455	21.8%	$3.57	April 2015	$222	$358
David C. McDowell	38,910	43.6%	$4.37	July 2015	$419	$685
Domenic J. Vatalero	—	—	—	—	—	—

(1)	Potential realizable value is the hypothetical gain that could be achieved if options were exercised at the end of their terms. This determination assumes options are exercised at the end of their terms, based on assumed annually compounded rates of share appreciation of 5% and 10% and based on the market price per common share at December 31, 2005, net of the exercise price but before taxes associated with exercise. These assumed rates of appreciation comply with the rules of the SEC and do not represent our estimate or projection of future common share prices. Actual gains, if any, on option exercises will depend on the future market price of our common shares. Exercise prices are denominated in Canadian dollars and have been translated into U.S. dollars for purposes of this table at the noon buying rate reported by the Federal Reserve Bank of New York on December 31, 2005 of U.S.$1.00 = C$1.1656.

December 31, 2005 Option Values
     No options to purchase our common shares were exercised by our named executive officers during the year ended December 31, 2005. The following table sets forth certain information with respect to the total value of options held by each named executive officer as of December 31, 2005.

	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options at
	Options at December 31, 2005		December 31, 2005(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
			(in millions)
Scott H. Gillis	263,724	8,646	$1.8	$0.1
Paul J. Schechter, M.D., Ph.D	52,960	15,133	$0.4	$0.1
Eliot M. Lurier	—	19,455	—	$0.1
David McDowell	—	38,910	—	$0.2
Domenic J. Vatalero	50,799	17,294	$0.4	$0.1

(1)	Exercise prices are denominated in Canadian dollars and have been translated into U.S. dollars for purposes of this table at the noon buying rate as reported by the Federal Reserve Bank of New York on December 31, 2005 of U.S.$1.00 = C$1.1656.
Equity Incentive Plan
     Our 1998 equity incentive plan was amended and restated prior to the completion of our initial public offering. We refer to the 1998 equity incentive plan as the amended equity incentive plan or the plan. The plan is administered by the human resources and compensation committee of our board of directors. Under the terms of the plan, the human resources and compensation committee may grant options to purchase our common shares, share appreciation rights, or SARs, restricted shares, other share-based awards and incentive awards.
     Eligible Participants. The human resources and compensation committee may grant awards under the plan to our directors, officers, employees, consultants and other service providers, which we refer to as participants.
     Options. Under the plan, we may grant options intended to qualify as incentive stock options under Section 422 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and non-qualified stock options. The exercise price of options granted under the plan will be established by the human resources and compensation committee at the time of grant. However, the exercise price at the time of grant will not be lower than the “fair market price” per common share on the date of grant. The fair market price shall be the closing price of the common shares on the exchange (as described below) for the trading day immediately preceding the date on which the granting of the option is approved by the human resources and compensation committee. The “exchange” means the NASDAQ or, if the common shares are not then listed and posted for trading on the NASDAQ, on such stock exchange or quotation system on which such shares are listed, posted for trading or quoted.
     Share Appreciation Rights. Share appreciation rights may entitle the holder to a payment in cash, common shares or both, at our option, valued by reference to, or otherwise based on or related to the value of, our common shares. The following three types of SARs are authorized for issuance under the plan:
•	Tandem Rights. A “tandem right” is a SAR granted in connection with an option that is subject to the same terms and conditions applicable to the particular option grant to which it pertains with the following exceptions: the tandem right shall require the holder to elect between the exercise of the underlying option to purchase common shares and the surrender, in whole or in part, of such option in exchange for a payment of cash or, if provided in the award agreement, at our option in common shares, in an amount equal to the excess of (A) the fair market price of the number of common shares covered by that portion of the surrendered option in which the optionholder is vested over (B) the aggregate exercise price payable for such vested shares. For the purposes of tandem rights, fair market price shall be equal to the closing price immediately preceding the date of the option surrender.

•	Concurrent Rights. A “concurrent right” is a SAR granted in connection with an option that applies to all or a portion of common shares subject to the underlying option and which is subject to the same terms and conditions applicable to the particular option grant to which it pertains with the following exceptions: a concurrent right shall be exercised automatically at the same time the underlying option is exercised with respect to the common shares to which the concurrent right pertains and, on exercise, entitles the holder to receive a payment of cash or, if provided in the award agreement, at our option in common shares, in an amount equal to the excess of (A) the aggregate fair market price of the common shares purchased under the underlying option over (B) the aggregate exercise price paid for such shares. For the purposes of concurrent rights, fair market price shall be equal to the closing price immediately preceding the date of the exercise of the concurrent right.
•	Independent Rights. An “independent right” means a SAR granted independently of any option but that is subject to the same terms and conditions applicable to an option with the following exceptions: an independent right shall be denominated in share equivalents. Upon exercise, independent rights will be payable in cash or, if provided in the award agreement, at our option in common shares, in an amount equal to the excess of (A) the aggregate fair market price of a number of common shares equal to the number of share equivalents in which the holder is vested under such independent right, and with respect to which the holder is exercising the independent right on such date, over (B) the aggregate exercise price for the independent right exercised. For the purposes of independent rights, fair market price shall be equal to the closing price immediately preceding the date of exercise of the independent right.
     Restricted Shares. Restricted shares are grants of common shares that are subject to vesting based upon the passage of time or other criteria specified in the award agreement for the restricted shares. Restricted shares may be granted in consideration of the performance of services or payments by a participant. Each grant or sale will constitute an immediate transfer of the ownership of common shares to the participant, subject to the vesting conditions specified in the award agreement. Depending on the terms of the award agreement, participants may be entitled to dividends declared by us on our common shares and to vote the restricted common shares during the restricted period.
     Other Stock-Based Awards. Other stock based awards are awards other than options, SARs or restricted shares that are denominated in, valued in whole or in part by reference to, or otherwise based on or related to our common shares.
     Incentive Awards. Incentive awards are performance based awards that are denominated in dollars. Both annual and long-term incentive awards may be granted under the plan. Performance goals for incentive awards under the plan will be established by the human resources and compensation committee administering the plan. Performance goals for awards intended to constitute performance-based compensation under Section 162(m) of the Code may include a wide variety of specified measures of our operating results or other criteria established by the human resources and compensation committee at the time of grant.
     Shares Reserved; Plan Limits. The aggregate number of common shares reserved for issuance under the plan is 2,200,000 shares. The plan provides that the aggregate number of common shares issued to any one participant pursuant to the plan, within a one-year period, shall not exceed 2,200,000 common shares. The plan provides that the aggregate number of common shares issued to any one participant pursuant to the plan, within a one-year period, shall not exceed 5% of the outstanding issue on a non-fully diluted basis, and the number of common shares reserved for issuance to any one participant pursuant to the plan may not exceed 5% of the outstanding issue on a non-fully diluted basis. Common shares issuable upon the exercise of awards granted under the plan but not exercised prior to expiration are not available for subsequent grants under the plan.
     Adjustment. The human resources and compensation committee is authorized to adjust the number, character and value of common shares underlying awards granted under the plan to reflect sub-divisions, consolidations or re-classification of our common shares or other changes in our authorized or issued capital, or our payment of stock dividends or other dividends-in-kind.
     Other Terms. If the recipient of an option or SAR ceases to be an eligible participant under the plan for any reason other than death or permanent disability, the rights under the awards held by such a recipient will terminate either 30 days after they cease to be an eligible participant or the expiration of such awards, whichever is earlier.
     If the recipient of an option or SAR ceases to be an eligible participant under the plan by reason of death or permanent disability, the rights under the awards held by such a recipient will terminate either 180 days after they cease to be an eligible participant or the expiration of such award, whichever is earlier.
     Under our existing 1998 equity incentive plan, options and SARs may, at our option (and with the consent of Westaim), be settled in common shares in the capital of Westaim. Under our amended equity incentive plan, awards, including currently outstanding options and SARs, may be settled only in our common shares or, if applicable, cash.
     Amendments. Our board of directors shall have the right, in its sole discretion, to alter, amend or discontinue the plan from time to time and at any time, subject to, as applicable, requisite stock exchange approval and any requisite regulatory approvals; provided however that no such amendment or alteration may, without the consent of the participant, alter or impair any award previously granted to a participant. Any amendment to the plan may require the prior approval of the exchange and applicable regulatory authorities and may require the approval of our shareholders, such approval to be obtained from a majority of the holders of common shares (excluding the votes of common shares held directly or indirectly by insiders benefiting from the amendment) present, in person or by proxy, at a duly constituted meeting of the holders of the common shares, in respect of any amendment to the plan which seeks to (i) reduce the exercise price or the purchase price paid for any optioned shares, or (ii) extend the vesting period.
     Transferability. Except as otherwise provided by the human resources and compensation committee, awards granted under the plan are not transferable or assignable by the recipient other than by the recipient’s will or applicable law in the event of the death or permanent disability of such a recipient.
     A U.S. income tax deduction will generally be unavailable for us in regard to annual compensation in excess of $1.0 million paid to any of our five most highly compensated officers. However, amounts that constitute “performance-based compensation” are not counted toward the $1.0 million limit under Section 162(m) of the Code, and it is expected that, generally, options and SARs granted under the plan will satisfy the requirements for “performance-based compensation.”
     The plan is not subject to the Employee Retirement Income Security Act of 1974, as amended, or qualified under Section 401(a) of the Code.
Employment Agreements
   Scott H. Gillis
     In December 1999, we entered into an employment agreement and change of control agreement with Scott H. Gillis, our President and Chief Executive Officer. Mr. Gillis currently receives an annual base salary of $250,000, subject to increases at the discretion of our board of directors. Mr. Gillis is also eligible for a discretionary performance bonus of up to 50% of his annual base salary as determined by our board of directors. Under the agreement, either we or Mr. Gillis may terminate his employment at any time. If we terminate Mr. Gillis’ employment for reasons other than just cause (as defined thereunder) he will be entitled to a lump sum payment of 12 months salary, to continued benefits under all benefits plans for a maximum period of 12 months and to the continued vesting of all stock options granted under our amended equity incentive plan for a period of 12 months. In the event of a change of control of NUCRYST, Mr. Gillis will be entitled to immediate vesting of all stock options granted under our amended equity incentive plan and if he elects to leave his employment within 90 days of a change of control of NUCRYST, he will be entitled to receive payment of 12 months salary and to continued benefits under all benefits plans for a maximum period of 12 months.
   Paul J. Schechter, M.D., Ph.D.
     In March 2002, we entered into an employment agreement with Paul J. Schechter, M.D., Ph.D. our Vice President of Drug Development & Regulatory Affairs and Chief Medical Officer. Dr. Schechter currently receives an annual base salary of $235,634, subject to increases at the discretion of our board of directors. Dr. Schechter is also eligible for a discretionary performance bonus of up to 50% of his annual base salary as determined by our board of directors. Under the agreement, either we or Dr. Schechter may terminate his employment at any time. If we terminate Dr. Schechter’s employment for reasons other than for cause he will be entitled to a lump sum payment of six months salary and continued benefits under all benefits plans for a maximum period of six months.
  Eliot M. Lurier
     In March 2005, we entered into an employment agreement with Eliot M. Lurier, our Vice President, Finance and Administration. Mr. Lurier currently receives an annual base salary of $145,000, subject to increases at the discretion of our board of directors. Mr. Lurier is also eligible for a discretionary performance bonus of up to 50% of his annual base salary as determined by our board of directors. Under the agreement, either we or Mr. Lurier may terminate his employment at any time.
  David C. McDowell
     In June 2005, we entered into an employment agreement with David C. McDowell, our Vice President, Manufacturing Operations. Mr. McDowell currently receives an annual base salary of C$215,000, subject to increases at the discretion of our board of directors. Mr. McDowell is also eligible for a discretionary performance bonus of up to 50% of his annual base salary as determined by our board of directors. Under the agreement, either we or Mr. McDowell may terminate his employment at any time.

  Domenic J. Vatalero
     In May 2000, we entered into an employment agreement with Domenic J. Vatalero, our former Vice President, Marketing and Operations. In June 2005, we entered into an agreement amending the terms of Mr. Vatalero’s employment. Effective July 4, 2005 Mr. Vatalero transitioned from the position of Vice President, Marketing and Operations into a part time non-executive employee position. Under the agreement, Mr. Vatalero was entitled to be paid a retention bonus of $50,000 if he remained employed with the Corporation on or after December 31, 2005. Mr. Vatalero is also eligible for a discretionary performance bonus of up to 50% of his annual base salary as determined by our board of directors.
Limitation of Liability and Indemnification of Directors and Officers
Under the ABCA, we may indemnify an individual who:

•	is or was our director or officer; or

•	is or was a director or officer of another corporation, of which we are or were a shareholder or creditor, at our request;
against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, reasonably incurred by the director or officer in respect of any civil, criminal or administrative action or proceeding, in which such eligible party is involved because of that association with us or the other entity.
However, indemnification is prohibited under ABCA if:

•	such eligible party did not act honestly and in good faith with a view to our best interests (or the best interests of the other entity, as the case may be); and

•	in the case of a criminal or administrative proceeding that is enforced by monetary penalty, such eligible party did not have reasonable grounds for believing that such person’s conduct was lawful.
     Subject to the foregoing, we may, with the approval of the Court of Queen’s Bench of Alberta, indemnify or pay all costs, charges and expenses reasonably incurred by an eligible party in respect of an action brought against the eligible party by or on behalf of us to which the eligible party is made a party by reason of being or having been a director or officer of us (or the other entity as the case may be).
     The ABCA provides that we may purchase and maintain insurance for the benefit of an eligible party (or their heirs and personal or other legal representatives or the eligible party) against any liability that may be incurred by reason of the eligible party being or having been a director or officer, or in an equivalent position of ours or that of an associated corporation. Our directors and officers are insured against certain losses under a policy maintained by Westaim which policy also insures us against certain obligations to indemnify our directors and officers. We expect to have this coverage for a period of at least 18 months after the closing or our initial public offering, subject to the earlier termination of the services agreement we entered into with Westaim or that portion of the services agreement relating to the provision of insurance to us by Westaim. See “Certain Relationships and Related Party Transactions—Relationship with Westaim—Services Agreement.”
     We have entered into indemnity agreements with all of our directors and executive officers to effectuate the provisions described above. Under these agreements, we have agreed to indemnify our directors and executive officers against all costs and liabilities arising out of or incurred in respect of any action suit, proceeding, investigation or claim, or pursuant to any statute, in connection with our affairs or the affairs of any subsidiary, or the exercise of the powers of the performance of the duties of the director or officer, unless it is finally determined by a court that in so acting the director or officer was not acting honestly and in good faith with a view to the best interests of us or any subsidiary or, in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, that the director or officer did not have reasonable grounds for believing that his conduct was lawful.
     There is no currently pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table sets forth information regarding beneficial ownership of our common shares as of December 31, 2005 by:
•	each person known by us to be the beneficial owner of more than 5% of our common shares;
•	our named executive officers;
•	our directors; and
•	our directors and executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. As required by those rules, the number of common shares beneficially owned by any person includes any shares the individual has the right to acquire within 60 days of December 31, 2005. For purposes of calculating each person’s or group’s percentage ownership, stock options exercisable within 60 days are included for that person or group, but not for the share ownership of any other person or group.
     Except as noted by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all common shares shown as beneficially owned by them.
     The table below lists the applicable percentage ownership based on 14,227,500 shares outstanding as of December 31, 2005.

				Percentage of
			Number of Shares	Shares
	Number of	Percentage of	Beneficially Owned	Beneficially Owned
	Shares Beneficially	Shares Beneficially	After Debt	After Debt
Name and Address of Beneficial Owner	Owned	Owned	Conversion(1)	Conversion(1)
The Westaim Corporation 10102—114 Street Fort Saskatchewan, Alberta T8L 3W4	9,727,500	68.4%	13,691,700	75.3%
Scott H. Gillis[2]	272,370	1.9%	272,370	1.5%
Paul J. Schechter, M.D., PhD(2)	52,960	*	52,590	*
Eliot M. Lurier	—	—	—	—
David C. McDowell	—	—	—	—
Domenic J. Vatalero(2)	50,800	*	50,800	*
Barry M. Heck	—	—	—	—
Neil Carragher	—	—	—	—
Roger G.H. Downer, Ph.D.	—	—	—	—
Richard W. Zahn	—	—	—	—
All directors and executive officers as a group (9 persons)(2)	376,130	2.6%	376,130	2.0%

*	Less than one percent.

(1)	On January 27, 2006, the outstanding debt owed to Westaim of $39.6 million was converted to 3.96 million common shares at $10.00 per share.

(2)	Includes the options to purchase common shares exercisable within 60 days of December 31, 2005 as follows: 272,370 shares for Mr. Gillis; 52,960 shares for Dr. Schechter; and 50,800 for Domenic J. Vatalero.
     Subsequent to December 31, 2005, Mr. Carragher acquired 5,000 common shares and Dr. Downer acquired 1,000 common shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
     We have entered into the following agreements with our named executive officers, our directors and Westaim, which was the only holder of our common shares prior our initial public offering.
Employment Agreements
     We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation—Employment Agreements.”

Director and Officer Indemnification
     Our by-laws contain provisions for the indemnification of our directors and officers. Additionally we have entered into indemnity agreements with all of our directors and executive officers. See “Executive Compensation—Limitation of Liability and Indemnification of Directors and Officers.”
Relationship with Westaim
     We have entered into the following agreements and arrangements with Westaim. The following summary of certain provisions of the agreements described below is not complete. For more detailed information, please see the copies of forms of these agreements that are filed as exhibits to this annual report.
   Westaim
     Our Fort Saskatchewan, Alberta facility is rented from Westaim. On July 1, 2005, we entered into a lease agreement formalizing the previous rental terms and conditions. Of the 71,136 square feet of manufacturing, laboratory and office space, 63,006 square feet is subject to an initial term of 10 years, expiring in 2015. All of this leased space is subject to successive additional five year renewal terms expiring in 2025, at renewal rates equal to the greater of fair market value or existing base rent plus Alberta CPI (Consumer Price Index) increases since the last rent was determined. On December 1, 2005, we entered into another lease agreement with Westaim for an additional 4,504 square feet of office space subject to an initial term of 13 months expiring December 31, 2006 provided that, at our option, this space can be included in the unexpired portion of the 10 year term under the July 1, 2005 lease (including any rights of renewal). Our future minimum commitments under the Fort Saskatchewan, Alberta lease are $0.5 million for each of the years 2005 to 2015. In addition, we are obligated to pay operating expenses such as heat and utilities. In 2004, our lease payments to Westaim were $0.2 million and we paid operating expenses of $0.6 million to Westaim. In 2005, our lease payments to Westaim were approximately $0.4 million and operating expenses were approximately $1.0 million as a result of our capacity expansion completed in June 2005.
   Services Agreement
     Pursuant to this agreement, Westaim will provide specified corporate and administrative services, including, but not limited to, insurance and risk management; cash management; legal services; human resources services; payroll processing services; environmental, health and safety services; specified tax and accounting services; and intellectual property licensing services. We will reimburse Westaim for its fully allocated costs (or in the case of services provided by third parties, for the amount it pays to third parties) for providing those services. In 2005, these services cost approximately $0.7 million and in 2006 are expected to cost approximately $0.9 million; however, the actual costs of these services will depend on the nature and amount of services that we require and therefore may vary from this estimate. Additional services may be agreed upon between the parties from time to time. The agreement may be terminated at any time, in whole or part, (1) by agreement between us and Westaim, (2) upon six months written notice from either party given on or after the first anniversary of the date of the agreement, (3) by Westaim if it wishes to discontinue provision of any service due to the resignation or termination of any key employee or contractor reasonably necessary for the performance of such service or (4) upon written notice from either party in the event of a breach of the agreement not remedied for ten business days following written notice of the breach.
   Debt Agreement
     Effective August 31, 2005, the promissory note and operating advances previously owed to Westaim were consolidated into a term loan with a five-year maturity. As of December 31, 2005, the outstanding principal amount of the term loan was $39.6 million which bore interest at a rate of 10% per annum. On January 27, 2006, this debt was converted to 3.96 million common shares at $10 per share. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
   Master Separation Agreement
     We entered into a Master Separation Agreement with Westaim providing for the separation of our business from the business of Westaim. The agreement sets forth certain covenants relating to the ongoing relationship between Westaim and us with respect to intellectual property, access to information, retention of records and confidentiality of certain information exchanged between

Westaim and us. The agreement requires us to indemnify Westaim for certain losses that may occur as a result of any claims brought by third parties relating to our initial public offering. The agreement also contains mutual releases with respect to certain claims and liabilities arising prior to the completion of our initial public offering.
   Registration Rights Agreement
     We have entered into an agreement with Westaim pursuant to which Westaim has, among other things, registration rights under the Securities Act of 1933 with respect to their common shares and the right to cause us to file a prospectus qualifying the common shares it owns in Canada under applicable Canadian securities laws.
   Westaim Directors and Officers
     Three of our directors are also directors of Westaim, including our Chairman, who also serves as President and Chief Executive Officer of Westaim.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     During 2005, we retained our principal accountants, Deloitte & Touche, LLP, to provide services in the following categories and amounts:

	2004	2005
	(in millions)
Audit Fees	$—	$0.4
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Audit-Related Fees
     There were no amounts paid under “Audit-Related Fees” in 2005 or 2004.
Tax Fees
     Amounts paid under “Tax Fees” were $12,382 in 2005 and $2,325 in 2004 and were for tax compliance and consulting.
All Other Fees
     Nominal amounts were paid under “All Other Fees” in 2005 and no amount was paid in 2004.
     The Audit Committee has considered the compatibility of the non-audit services provided by Deloitte & Touche LLP with their independence.
     The Audit Committee is required to pre-approve the audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received general pre-approval, it requires specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved cost levels require specific pre-approval by the Audit Committee. The Audit Committee at least annually reviews and pre-approves the services that may be provided by the independent auditors without obtaining specific pre-approval from the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditors to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The annual Audit services engagement terms and fees are subject to the specific pre-approval of the Audit Committee.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
1. Consolidated Financial Statements
The following documents are filed as part of this Annual Report on Form 10-K:
Report of Deloitte & Touche LLP, Independent Registered Chartered Accountants
Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Cash Flows Statements
Consolidated Statements of Shareholders’ Equity (Deficit)
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
     None.
3. Exhibits

Exhibit No.	Description	Incorporated by reference herein

2.1†	Asset Purchase Agreement, dated May 8, 2001, between the Registrant and Smith & Nephew, Inc.	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

3.1	Articles of the Registrant	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

3.2	Articles of Amendment	R Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

3.3	By-laws of the Registrant	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

4.1	Specimen certificate evidencing common shares	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.1	Form of Master Separation Agreement between the Registrant and The Westaim Corporation (“Westaim”)	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.2	Form of Services Agreement between the Registrant and Westaim	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.3	Form of Registration Rights Agreement between the Registrant and Westaim	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.4	Amended and Restated Loan Agreement, dated August 31, 2005, between the Registrant and Westaim	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.5	Amended and Restated General Security Agreement, dated as of August 31, 2005, between the Registrant and Westaim	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.6†	Amended and Restated License and Development Agreement, dated as of February 20, 2002, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.7†	Letter Agreement, dated March 14, 2002, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.8†	Amending Agreement, dated November 3, 2003, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

Exhibit No.	Description	Incorporated by reference herein

10.9†	Supply Agreement, dated May 8, 2001, among the Registrant, Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.10	Manufacturing Technology Escrow Agreement, dated May 8, 2001, among the Registrant, Smith & Nephew, Inc., T.J. Smith & Nephew Limited and Montreal Trust Company of Canada, as escrow agent	Amendment No. 1 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.11	Security Trust Agreement, dated as of May 8, 2001, between the Registrant and Montreal Trust Company of Canada, as trustee	Amendment No. 1 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.12†	Trust Indenture, dated May 8, 2001, among the Registrant, NUCRYST Pharmaceuticals Inc. and Montreal Trust Company of Canada, as trustee	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.13	Subordination and Non-Disturbance Agreement, dated as of May 8, 2001, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc., T.J. Smith & Nephew Limited and Montreal Trust Company of Canada	Amendment No. 1 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.14	Memorandum of Lease Agreement, dated as of July 1, 2005, between the Registrant and The Westaim Corporation	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.15	Commercial Lease, dated as of September 1, 2001, between NUCRYST Pharmaceuticals Inc. and Cummings Properties, LLC	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.16*	1998 Equity Incentive Plan	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.17*	Forms of Stock Option Agreements under the 1998 Equity Incentive Plan	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.18*	Form of Amended and Restated 1998 Equity Incentive Plan	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.19*	Form of Stock Option Agreement under the Amended and Restated 1998 Equity Incentive Plan	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.20*	Employment Agreement, dated December 6, 1999, between NUCRYST Pharmaceuticals Inc. and Scott H. Gillis	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.21*	Stock Option Agreement, dated December 6, 1999, among the Registrant, Westaim and Scott H. Gillis	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.22*	Letter Agreement, dated March 16, 2005, between the Registrant and Eliot M. Lurier	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.23*	Letter Agreement, dated June 15, 2005, between the Registrant and David C. McDowell	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.24*	Letter Agreement, dated March 14, 2002, between the Registrant and Paul J. Schechter, M.D., Ph.D.	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.25*	Summary of Non-Employee Director Compensation	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.26	Form of Indemnification Agreement	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.27*	Change of Control Agreement, dated December 6, 1999, between NUCRYST Pharmaceuticals Inc. and Scott H. Gillis	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

21.1	Subsidiaries of the Registrant	Registration Statement on Form F-1, as amended (File No. 333-130073)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit No.	Description	Incorporated by reference herein

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

†	Confidential treatment has been granted for portions of this exhibit.

*	Indicates management compensatory plan, contract or arrangement.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in the town of Wakefield, Massachusetts on March 21, 2006.

NUCRYST PHARMACEUTICALS CORP.

By:	/s/ Scott H. Gillis

Scott H. Gillis
President and Chief Executive Officer
POWER OF ATTORNEY
     We, the undersigned officers and directors of NUCRYST Pharmaceuticals Corp., hereby severally constitute and appoint Scott H. Gillis and Eliot M. Lurier, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable NUCRYST Pharmaceuticals Corp. to comply with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and effective March 21, 2006.

Name	Title

/s/ Scott H. Gillis	President and Chief Executive Officer

Scott H. Gillis	(Principal Executive Officer)

/s/ Eliot M. Lurier	Vice President — Finance and Administration

Eliot M. Lurier	(Principal Financial and Accounting Officer)

/s/ Barry M. Heck	Director

Barry M. Heck

/s/ Neil Carragher	Director

Neil Carragher

/s/ Roger G.H. Downer	Director

Roger G.H. Downer

/s/ Richard Zahn	Director

Richard Zahn