Form 10-Q
period 2006-03-31
NUCRYST Pharmaceuticals Corp.
filed 2006-05-10
CIK 1344674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-15686
NUCRYST Pharmaceuticals Corp.
(Exact name of registrant as specified in its charter)

Alberta, Canada	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Audubon Road, Suite B	01880
Wakefield, Massachusetts	(Zip Code)
(Address of principal executive offices)
(781) 224-1444
(Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2006

Common Shares	18,238,800 shares

TABLE OF CONTENTS

Part I	Financial Information
	Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2006
Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005
Condensed Consolidated Cash Flow Statements for the three months ended March 31, 2006 and 2005
Notes to Interim Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risks
	Item 4.	Controls and Procedures

Part II	Other Information
	Item 1. Item 1A	Legal Proceedings Risk Factors
	Item 2.	Unregistered Sales of Equity and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits

Signatures
In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our unaudited interim condensed consolidated financial statements included elsewhere in this Form 10-Q, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the March 31, 2006 noon buying rate reported by the Federal Reserve Bank of New York, being U.S. $1.00=C$1.1670.

FORWARD-LOOKING STATEMENTS
     Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the pharmaceutical and medical device industry and business, demographic and other matters in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “anticipate,” “may,” “will,” “continue,” “further,” “seek,” and similar words or statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise.
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results and other circumstances and events to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 and the following:
•	the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs;

•	our reliance on our relationship with Smith & Nephew plc;

•	our reliance on sales of ActicoatTM products with our SILCRYSTTM coatings;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to maintain and establish corporate collaborations;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance;

•	competitive companies, technologies and our industry;

•	changes in regulation or tax laws applicable to us;

•	changes in accounting policies or practices;

•	changes in general economic conditions;

•	other risks and uncertainties that have not been identified at this time; and

•	management’s response to these factors.
     The foregoing list should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this quarterly report. Other than as required by applicable law, we undertake no obligation publicly to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity and the markets for our current and proposed products. You should specifically consider the factors identified in this quarterly report that could cause actual results to differ.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In US thousands, except share data)

	March 31	December 31
	2006	2005

ASSETS

Current
Cash and cash equivalents	$15,376	$35,901
Short-term investments	13,961	—
Accounts receivable — net	8,046	6,401
Inventories (note 4)	6,388	6,569
Other	134	121

	43,905	48,992

Restricted cash	132	130
Capital assets — net	9,631	9,464
Intangible assets — net (note 5)	926	874

	$54,594	$59,460

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$3,178	$4,991
Accounts payable and accrued liabilities to related party	1,141	1,058
Indebtedness to related party (note 6)	—	39,642

	4,319	45,691

Guarantees (note 9)

Shareholders’ equity
Common shares, no par value, unlimited shares authorized:
18,228,767 and 14,227,500 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively (note 7)	$82,396	$42,629
Additional paid-in capital (note 3)	81	—
Accumulated other comprehensive loss	(5,739)	(5,281)
Accumulated deficit	(26,463)	(23,579)

Total shareholders’ equity	50,275	13,769

	$54,594	$59,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In US thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive
	Number	Stated Amount	Capital	Loss	Deficit	Loss

December 31, 2005	14,227,500	$42,629	$—	$(5,281)	$(23,579)

Issuance of common shares upon conversion of indebtedness to related party (note 6)	3,964,200	39,642	—	—	—	$—
Issuance of common shares in connection with exercises of stock options and stock appreciation rights	37,067	125	—	—	—	—
Stock-based compensation	—	—	81	—	—	—
Foreign currency translation adjustments	—	—	—	(458)	—	(458)
Net loss	—	—	—	—	(2,884)	(2,884)

March 31, 2006	18,228,767	$82,396	$81	$(5,739)	$(26,463)	$(3,342)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In US thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Revenue
Wound care product revenue	$6,284	$4,056

Costs
Manufacturing	4,305	2,004
Research and development	3,297	1,907
General and administrative	1,519	710
Depreciation and amortization	82	58

Loss from operations	(2,919)	(623)

Foreign exchange gains	22	65
Interest income	347	—
Interest expense (note 6)	(310)	(813)

Loss before income taxes and cumulative effect of a change in accounting principle	(2,860)	(1,371)
Current income tax expense	(17)	(4)

Loss before cumulative effect of a change in accounting principle	(2,877)	(1,375)
Cumulative effect of a change in accounting principle (note 3)	(7)	—

Net loss	$(2,884)	$(1,375)

Loss per common share (note 8)
Net loss — basic and diluted	$(0.17)	$(0.14)

Weighted average number of common shares outstanding:
— basic	17,007,772	9,727,500
— diluted	17,007,772	9,727,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)
(In US thousands)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005

Operating activities
Net loss	$(2,884)	$(1,375)
Items not affecting cash
Depreciation and amortization	378	235
Foreign exchange gain	(525)	—
Stock-based compensation expense	83	—
Cumulative effect of a change in accounting principle	7	—
Accounts receivable	(1,667)	774
Inventories	177	(909)
Other	(14)	(76)
Accounts payable and accrued liabilities	(1,821)	(1,461)
Accounts payable and accrued liabilities to related party	84	—
Accrued interest on indebtedness to related party (note 6)	—	885

Cash used in operating activities	(6,182)	(1,927)

Investing activities
Restricted cash	(2)	(1)
Purchase of short-term investments	(13,867)	—
Capital expenditures	(638)	(1,217)
Intangible assets	(107)	(26)

Cash used in investing activities	(14,614)	(1,244)

Financing activities
Issuance of common shares	89	—
Net advances from related party (note 6)	—	2,884

Cash provided from financing activities	89	2,884

Effect of exchange rate changes on cash and cash equivalents	182	12

Net decrease in cash and cash equivalents	(20,525)	(275)
Cash and cash equivalents at beginning of period	35,901	948

Cash and cash equivalents at end of period	$15,376	$673

Supplemental disclosure of cash flow information:
Cash paid for interest	$310	$—
Cash paid for income taxes	$57	$4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(unaudited)
All amounts are expressed in thousands of U.S. dollars, except share and per share data
1.	DESCRIPTION OF BUSINESS
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
The Corporation develops, manufactures and commercializes innovative medical products that fight infection and inflammation based on its noble metal nanocrystalline technology. The Corporation produces nanocrystalline silver as a coating for wound care products under the trademark SILCRYSTTM and as a powder for use as an active pharmaceutical ingredient, or API, which the Corporation refers to as NPI 32101.
Advanced wound care products with the Corporation’s SILCRYSTTM coatings were developed and sold by the Corporation under the ActicoatTM trademark until May 2001 when a series of agreements were completed with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under the agreements, the Corporation licensed to Smith & Nephew the exclusive right to market, distribute and sell products with SILCRYSTTM coatings for use on non-minor skin wounds and burns in humans world-wide. The Corporation also sold various assets to Smith & Nephew including the ActicoatTM trade name and trademark, various regulatory approvals and certain manufacturing equipment, which the Corporation then leased back. Under the agreements, the Corporation manufactures these products and supplies them exclusively to Smith & Nephew and has agreed to work with Smith & Nephew to develop new ActicoatTM wound care products made with the Corporation’s SILCRYSTTM coatings. Smith & Nephew markets and sells products with the Corporation’s SILCRYSTTM coatings under its ActicoatTM trademark.
The Corporation’s revenue comprises wound care product revenue, which includes manufacturing cost reimbursement on the sale of product to Smith & Nephew and royalties on the further sale of that product by Smith & Nephew to third parties, as well as milestone revenue which are payments earned upon the achievement of specified Smith & Nephew sales thresholds or regulatory events. All of the Corporation’s revenues since May 2001 have been derived from sales to Smith & Nephew and milestone payments from Smith & Nephew.
The Corporation is also developing pharmaceutical products based on its nanocrystalline technology to address medical conditions that are characterized by both infection and inflammation. The Corporation has developed NPI 32101 for use as an API, in the treatment of atopic dermatitis, a form of eczema and is engaged in Phase 2 clinical trials. The Corporation is also conducting preclinical research for the use of NPI 32101 in the treatment of gastrointestinal conditions.
2	BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). They do not include all information and notes required by GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited condensed consolidated financial statements are the same as those described in the Corporation’s audited consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2005, except as discussed in Note 3.
The Corporation makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as the useful lives of capital assets and intangible assets, inventory valuation, valuation allowance against deferred tax assets and the fair value of stock-based compensation.
The Corporation believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three months ended March 31, 2006 are not necessarily indicative of financial results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s annual consolidated financial statements for the year ended December 31, 2005.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(unaudited)
All amounts are expressed in thousands of U.S. dollars, except share and per share data
2.	BASIS OF PRESENTATION (continued)
These condensed consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, NUCRYST Pharmaceuticals Inc., which was incorporated in 1998 under the laws of the state of Delaware. All intercompany balances and transactions have been eliminated during consolidation.
3.	SIGNIFICANT ACCOUNTING PRINCIPLES
Accumulated other comprehensive loss
Comprehensive loss is comprised of net loss and other comprehensive loss.
Other comprehensive loss consists of foreign currency translation adjustments for the period, which arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive loss of $5,739 at March 31, 2006 (December 31, 2005 – $5,281) consists of foreign currency translation adjustments.
Short-term investments
Short-term investments consist of money-market instruments with original maturities of greater than 90 days but less than one year and are classified as held-to-maturity financial assets. Held-to-maturity classification will be restricted to fixed maturity instruments that the Corporation intends, and is able, to hold to maturity and will be accounted for at amortized cost. As at March 31, 2006, the Corporation held short-term investments recorded at a cost of $13,961 (December 31, 2005 – $nil) which reflects current market values.
Stock-based compensation plans
The Corporation maintains an equity incentive plan for directors and employees under which stock options and stock appreciation rights (“SARs”) may be granted for up to 2,200,000 common shares of the Corporation. The exercise price of each stock option and SAR is set at an amount not less than the market value of the common shares of the Corporation at the time of grant. Prior to the initial public offering, the market value of the common shares was determined by the Parent at the time of issuance of each stock option and SAR. Stock options and SARs vest evenly over a three year period and expire ten years from the date of grant.
On January 1, 2006, the Corporation adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires that all share-based payments to directors and employees, including grants of stock options, be recognized in the financial statements based on their fair values.
In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), relating to SFAS 123(R). The Corporation has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Corporation adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Corporation’s fiscal year 2006. The Corporation’s condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Corporation’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $83, which consisted of stock-based compensation expense of $81 related to director and employee stock options and $2 related to SARs, with a corresponding increase to additional paid-in capital (“APIC”) of $81 and accounts payable and accrued liabilities of $2. There was no stock-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(unaudited)
All amounts are expressed in thousands of U.S. dollars, except share and per share data
3.	SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Corporation’s consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Corporation accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Corporation’s consolidated statement of operations, because the exercise price of the Corporation’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Corporation’s condensed consolidated statement of operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to but not yet vested as at December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Corporation’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Corporation accounted for forfeitures as they occurred.
SFAS 123(R) requires that liability classified awards such as SARs be revalued to estimated fair value at each reporting date using an option pricing model. Prior to the adoption of SFAS 123(R), the Corporation valued SARs at the amount by which the market value exceeded the exercise price at each measurement date. As a result of implementing SFAS 123(R) on January 1, 2006, the Corporation increased its SAR liability from $90 to $97, with the increase recorded as a cumulative effect of a change in accounting principle in the condensed consolidated statements of operations.
The Corporation continues to use the Black-Scholes option-pricing model for valuation of share-based payment awards which was previously used for the Corporation’s pro forma information required under SFAS 123. The Corporation’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Corporation’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Corporation’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Recently adopted and pending accounting pronouncements
SFAS 155
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Corporation currently does not have any hybrid financial instruments.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(unaudited)
All amounts are expressed in thousands of U.S. dollars, except share and per share data
3.	SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
EITF 03–1
In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which nullified 2004 guidance issued by the Emerging Issues Task Force on determining whether an impairment is other-than-temporary, and effectively reverted back to previous guidance in this area. The FSP generally encompasses guidance for determining when an investment is impaired, how to measure the impairment loss, and what disclosures should be made regarding impaired securities. This FSP is effective for the first quarter of 2006 and the adoption did not have a material impact on the Corporation’s results of operations or financial position.
4.	INVENTORIES

	March 31, 2006	December 31, 2005

Raw materials	$3,798	$3,921

Materials in process	1,863	2,121

Finished product	727	527

	$6,388	$6,569

5.	INTANGIBLE ASSETS

	March 31, 2006	December 31, 2005

Patents and trademarks	$2,132	$2,028

Less accumulated amortization	(1,206)	(1,154)

	$926	$874

Amortization related to intangible assets for the three months ended March 31, 2006 was $52 (2005 – $46).
Estimated future amortization expense of intangible assets at March 31, 2006 is as follows:

2006 (remaining 9 months)	$157
2007	187
2008	158
2009	134
2010	114
Thereafter	176

Total	$926

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(unaudited)
All amounts are expressed in thousands of U.S. dollars, except share and per share data
6	INDEBTEDNESS TO RELATED PARTY
Prior to August 31, 2005, the Corporation was indebted to the Parent for shareholder advances and a promissory note. Effective August 31, 2005, the shareholder advances and promissory note were consolidated into a term loan with a five-year maturity which bore interest at rates of 10% and 15%. The term loan was secured by first or second liens on substantially all of the assets of the Corporation. The Corporation repaid $6,850 of the term loan with net proceeds from the initial public offering. In accordance with the terms of the prospectus of the initial public offering on December 29, 2005, the remaining balance owing in the amount of $39,642 was converted into 3,964,200 common shares of the Corporation on January 27, 2006. Interest paid on the term loan amounted to $310 in the three months ended March 31, 2006.
Former shareholder advances included operating advances bearing interest at 10% per annum and advances to acquire new manufacturing assets which bore interest at 15% per annum. Interest expense on shareholder advances for the three months ended March 31, 2005 was $646, of which $73 was included in manufacturing costs. The shareholder advances were secured by first or second liens on substantially all of the assets of the Corporation and were repayable to the Parent on demand.
The former promissory note was payable to the Parent on demand and bore interest at 10% compounded monthly. Interest expense on this note amounted to $240 in the three months ended March 31, 2005.
7.	SHARE CAPITAL
Stock-based compensation plans
The Corporation maintains an equity incentive plan for directors and employees under which stock options and SARs may be granted for up to 2,200,000 common shares of the Corporation. A total of 1,407,653 common shares were available for grant under the Corporation’s stock-based compensation plans as of March 31, 2006. The exercise price of each stock option and SAR is set at an amount not less than the market value of the common shares of the Corporation at the time of grant. Prior to the initial public offering, the market value of the common shares was determined by the Parent at the time of issuance of each stock option and SAR. Stock options and SARs vest evenly over a three year period and expire ten years from the date of grant. Awards that expire or are forfeited generally become available for issuance under the plan. Independent directors are granted an initial award of 20,000 options upon appointment to the Corporation’s board of directors and a subsequent annual award of 10,000 options, at an exercise price equal to the fair value at the date of grant. Employees are also granted options in the quarter of their hire and subsequently upon the approval of the board of directors.
Effective January 1, 2006, the Corporation began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123(R) as interpreted by SAB 107. Prior to January 1, 2006, the Corporation accounted for stock options according to the provisions of APB No. 25 and related interpretations and, therefore, no compensation expense was recorded for awards granted with no intrinsic value. The Corporation has adopted the modified prospective transition method provided under SFAS 123(R) and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, the Corporation records expense over the vesting period in connection with SARs. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. As a result of the adoption of SFAS 123(R), the Corporation’s loss before income taxes and net loss for the three-month period ended March 31, 2006 were $90 greater than it would have been under the Corporation’s previous accounting method for share-based compensation. Basic and diluted net loss per common share for the quarter ended March 31, 2006 was not impacted by the change in accounting method. The Corporation evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123(R) and determined that no adjustment was required.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(unaudited)
All amounts are expressed in thousands of U.S. dollars, except share and per share data
7.	SHARE CAPITAL (continued)
Effective January 1, 2006, the Corporation adopted SFAS 123(R) which requires that liability classified awards such as SARs be measured at fair value at each balance sheet date until the awards are settled. Previously, net changes in the value of SARs, measured as the amount by which the market value of the common shares of the Corporation exceeds the exercise price at the measurement date, were recognized as compensation expense over the SARs vesting period with a corresponding increase to accounts payable and accrued liabilities. The impact of the adoption of this change in accounting principle was to increase the SAR liability as at December 31, 2005 from $90 to $97. As a result, the Corporation recorded a cumulative effect of a change in accounting principle of $7 in the condensed consolidated statements of operations in the first quarter of 2006.
Total stock compensation expense for the three months ended March 31, 2006 of $83 was included in general and administrative expense.
In prior years, as permitted by SFAS 123, the Corporation elected to measure compensation costs for options as the excess, if any, of the market value of the shares at the date of the grant over the exercise price. As the exercise price of options granted by the Corporation was not less than the market value of the shares at the date of grant, no compensation expense was recognized.
If compensation costs for the Corporation’s stock option plans in 2005 had been determined based on the fair value methodology over the vesting period consistent with SFAS 123, the Corporation’s net loss and loss per share for the three months ended March 31, 2005 would have been increased to the pro-forma amounts indicated below:

Net loss applicable to common shareholders	$(1,375)

Total stock-based employee compensation expense determined under fair-value based method for awards net of tax effects	(8)

Pro forma net loss applicable to common shareholders	$(1,383)

Net loss per common share – basic and diluted	$(0.14)

Pro forma net loss per common share – basic and diluted	$(0.14)

A summary of the status of the Corporation’s stock option plans as at March 31, 2006 and 2005 and changes during the three months ended on those dates is presented below:

			Weighted Average Exercise Price
	Number of Options		(CDN$)
	March 31		March 31
	2006	2005	2006	2005

Balance at beginning of period	713,770	625,057	$3.47	$3.32
Granted	70,000	15,402	11.53	3.32
Exercised	(33,646)	—	3.08	—
Forfeited	(647)	(940)	4.82	3.53

Balance at end of period	749,477	639,519	$4.24	$3.33

The Corporation had 7,782 SARs outstanding at March 31, 2006 (December 31, 2005 – 12,646) with a weighted average exercise price of CDN$3.08 per SAR. During the three months ended March 31, 2006, 4,864 SARs were exercised and were settled with 3,421 shares of the Corporation. As a result, share capital was increased by $36, with a corresponding reduction in accounts payable and accrued liabilities. No SARs were issued, exercised or forfeited in the three months ended March 31, 2005. SARs may be settled for cash or shares of the Corporation at the Corporation’s option. The cumulative liability related to SARs was $64 at March 31, 2006 (December 31, 2005 – $90).

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(unaudited)
All amounts are expressed in thousands of U.S. dollars, except share and per share data
7.	SHARE CAPITAL (continued)
The following table summarizes information regarding stock options outstanding as at March 31, 2006:

		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average Exercise	Number	Average Exercise
Range of Exercise Prices	Outstanding at	Contractual	Price	Exercisable at	Price
(CDN$)	March 31, 2006	Life (Years)	(CDN$)	March 31, 2006	(CDN$)

$3.08 to $4.16	628,797	6.09	$3.36	485,406	$3.37
$4.17 to $6.32	50,680	8.94	$5.15	4,799	$5.34
$6.33 to $11.67	70,000	9.78	$11.53	—	$—

$3.08 to $11.67	749,477	6.63	$4.24	490,205	$3.39

Options granted prior to January 1, 2006 were denominated in Canadian dollars while options granted on or after January 1, 2006 are denominated in US dollars. Options granted in US dollars in the first quarter of 2006 totaled 70,000 with a weighted average exercise price of US$9.88. The exercise price has been converted to Canadian dollars for reporting purposes at the period end exchange rate.
The weighted average remaining contractual life of options outstanding at March 31, 2006 was 6.63 years.
The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes options pricing model and the assumptions are noted in the following table. The Corporation’s options have a public trading history of only three months. As a result, certain assumptions are currently based on assumptions used by the Parent company to value its stock-based compensation expense. The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders. The weighted average fair value of options granted in the three months ended March 31, 2006 was CDN$7.14 (2005 – CDN$0.36). As of March 31, 2006, total compensation cost related to nonvested stock options not yet recognized was $0.6 million which is expected to be recognized over the next 36 months on a weighted-average basis.
The expected volatility of stock options and SARs is currently based upon the historical volatility of the Parent stock. The dividend yield reflects the Corporation’s intention not to pay cash dividends in the foreseeable future. The life of options is based on observed historical exercise patterns of the Parent company. Groups of directors and employees that have similar historical exercise patterns are being considered separately for valuation purposes. The life of SARs reflects the remaining life of the SARs at the measurement date. The risk free interest rate is based on the yield of a Government of Canada zero-coupon issue with a remaining life approximately equal to the expected term of the option.

	Three months ended March 31
Stock options	2006	2005

Expected volatility	58.1%	57.7%
Dividend yield	—	—
Expected life	7 years	7 years
Risk free rate	3.89%	4.33%

	Three months ended March 31
SARs	2006	2005

Expected volatility	58.1%	57.7%
Dividend yield	—	—
Expected life	3.33 years	4.33 years
Risk free rate	3.89%	4.33%

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005
(unaudited)
All amounts are expressed in thousands of U.S. dollars, except share and per share data
8.	LOSS PER SHARE
In calculating loss per share under the treasury stock method, the numerator remains unchanged from the basic loss per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income.
The impact of all dilutive securities on loss per share is anti-dilutive for the three months ended March 31, 2006 and 2005, including the dilutive impact of all outstanding options and SARs.
9.	GUARANTEES
The Corporation has not provided for product warranty obligations as products presently sold to the Corporation’s customer carry a limited short term warranty and the Corporation’s claims experience has been negligible.
In the normal course of operations, the Corporation may provide indemnifications that are often standard contractual terms to counterparties in transactions such as purchase and sale agreements, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the Corporation to compensate the counterparties for costs incurred as a result of various events, such as litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the agreement, the nature of which prevents the Corporation from making a reasonable estimate of the maximum potential amount that it could be required to pay to counterparties. Historically, the Corporation has not made any payments under such indemnifications and no amounts have been accrued in these condensed consolidated financial statements with respect to these indemnification guarantees.
10.	SEGMENTED INFORMATION
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
a) Assets by geographic segment

	March 31, 2006	December 31, 2005

Canada	$49,926	$56,005
United States	4,668	3,455

	$54,594	$59,460

b) Capital assets and intangible assets by geographic segment

	March 31, 2006	December 31, 2005

Canada	$9,247	$8,874
United States	1,310	1,464

	$10,557	$10,338

All of the Corporation’s revenues in the three months ended March 31, 2006 and 2005 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This management’s discussion and analysis should be read in conjunction with our condensed consolidated financial statements, including the related notes, included elsewhere in this quarterly report. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Some of the information detailed in this discussion and analysis contain forward-looking statements that involve substantial risks and uncertainties, such as statements of our plans, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included elsewhere in this quarterly report.
Overview
     We develop, manufacture and commercialize innovative medical products that fight infection and inflammation based on our metal nanocrystalline technology. Our patented technology enables us to convert silver’s microcrystalline structure into an atomically disordered nanocrystalline coating. We believe that this conversion enhances silver’s natural antimicrobial properties and that currently marketed products with our SILCRYSTTM coatings meet important patient needs. In addition, our nanocrystalline silver structures have exhibited potent anti-inflammatory properties in preclinical studies. We produce our nanocrystalline silver as a coating for wound dressing products under the trademark SILCRYSTTM and as a powder for use as an active pharmaceutical ingredient, or API, which we refer to as NPI 32101. We are currently engaged in Phase 2 clinical trials of NPI 32101 which we believe may be useful for treating a wide range of infectious and inflammatory diseases.
     We have developed and received regulatory clearance to market four products using our SILCRYSTTM coating for the advanced wound care market. In May 2001, we licensed to Smith & Nephew plc (“Smith & Nephew”), a global medical device company, the exclusive worldwide rights to our SILCRYSTTM coatings for non-minor skin wounds and burns on humans, including improvements to those products, and any new products with our SILCRYSTTM coating for non-minor skin wounds and burns on humans. Smith & Nephew markets these products in over 30 countries around the world, including the United States, under its ActicoatTM trademark. ActicoatTM products using SILCRYSTTM coatings are used for a wide variety of wound types by hospitals, clinics, burn centers, doctors’ offices, home healthcare agencies and nursing homes. We are also working with Smith & Nephew to develop new ActicoatTM advanced wound care products with our SILCRYSTTM coating. Smith & Nephew’s recently launched ActicoatTM Moisture Control product resulted from these efforts. We believe that the demand for Smith & Nephew’s ActicoatTM products with our SILCRYSTTM coatings is and will be driven in large part by demographic factors, including population aging, the incidence of medical conditions such as diabetes and obesity and the displacement of traditional wound care products that we believe are clinically less effective than products using our SILCRYSTTM coatings and by the introduction of ActicoatTM products using our SILCRYSTTM coatings to new countries and for new applications.
     Our results of operations currently depend substantially on ActicoatTM product sales generated by Smith & Nephew, which is our only customer. Revenues under our agreements with Smith & Nephew consist of manufacturing reimbursements, royalties, payments upon the achievement of specified milestones and reimbursement for costs incurred in connection with the development of and improvement to SILCRYSTTM coated products covered by the agreements. Smith & Nephew reimburses us for the full cost of manufacturing the products we sell to them, including certain direct costs such as direct material, direct labor, labeling, testing and packaging, and Smith & Nephew’s proportionate share of indirect costs related to the ActicoatTM products relating to manufacturing and the manufacturing facilities, including administration, labor, rent, insurance, utilities, repairs and quality control. Any termination of or disruption in our agreements or relationship with Smith & Nephew would likely have a material adverse effect on our business and results of operations.
     Our manufacturing costs are recorded both as offsetting expense and revenue items on the statement of operations upon shipment to Smith & Nephew. In addition, although we are required to fund the up-front costs of capital expenditures to acquire equipment used to manufacture ActicoatTM products, we are entitled under our agreements to recoup those costs over time through reimbursement for depreciation expense. Smith & Nephew’s obligation to reimburse us in any calendar year for fixed costs that are within our control or the control of our affiliates (including The Westaim Corporation), other than costs incurred at the request of Smith & Nephew, is capped at the greater of a fixed percent and the increase in the Canadian Consumer Price Index. We currently purchase most of our raw materials from single suppliers. The loss of any of these suppliers could result in a disruption in our production while we arrange for a replacement supplier. To reduce this risk, we maintain sufficient inventory levels to continue production for approximately six months. In addition, Smith & Nephew reimburses us for certain costs of manufacturing ActicoatTM products as described above. This reduces our susceptibility to changes in the price of raw materials and other manufacturing inputs.
     We record our royalty revenues upon the sale of our products by Smith & Nephew to its customers. Our royalty revenue varies in proportion to increases or decreases in Smith & Nephew’s sales of its ActicoatTM products. In that regard, Smith & Nephew has authority to unilaterally determine the selling price for its ActicoatTM products. Moreover, although Smith & Nephew has agreed to use reasonable commercial efforts to market its ActicoatTM products, Smith & Nephew is not required to purchase any significant amount of product from us. In May 2004, in accordance with the agreements, the contractual royalty rate increased and from that date has remained and, under the terms of the agreements, is to remain constant for the life of the agreements, subject only to: (i) the possibility of a negotiated arbitrator-awarded reduction in royalty rates on sales in countries where patent protection has been lost and a competing product is being sold that would have infringed our patent rights had they been in effect; (ii) the possibility of a negotiated reduction in royalty rates on sales of a particular ActicoatTM product where Smith & Nephew does not realize industry standard margins on sales of such products; or (iii) a reduced royalty rate in respect of sales of ActicoatTM products in certain countries, including the United States, upon the expiration of patent rights to our SILCRYSTTM coating in such country. With the exception of the expiration of certain patents beginning in 2014, we do not anticipate that any such reductions will occur in the foreseeable future.
     We also receive milestone payments upon Smith & Nephew’s achievement of specified sales levels of ActicoatTM products and upon the achievement of regulatory events specified in our agreements with Smith & Nephew. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $19.0 million of milestone payments we have already received, is $56.5 million. No milestone payments were received from Smith & Nephew for the three months ended March 31, 2006 and 2005. The timing and receipt of a milestone payment affects the comparability of period-to-period results and may have a material effect on financial results.
     Smith & Nephew reimburses us for costs and expenses incurred in connection with approved research and development activities for the development of new products and improvements to existing products covered by our agreements with Smith & Nephew. All payments under our agreements with Smith & Nephew are made to us in U.S. dollars. In calculating sales levels for milestone payments, and for other purposes under the agreements, sales by Smith & Nephew in currencies other than the U.S. dollar are converted to the U.S. dollar based on the average exchange rate for the prior quarter.
     The exclusive right we granted to Smith & Nephew to market, distribute or sell products with our SILCRYSTTM coatings for use on non-minor skin wounds and burns on humans does not apply to other types of products that we may develop using our technology, such as the pharmaceutical products we are developing or SILCRYSTTM coated implants. We are developing pharmaceutical products to extend our nanocrystalline silver technology to the treatment of dermatological and gastrointestinal conditions. Our lead pharmaceutical product candidate is a topical cream containing NPI 32101 for the treatment of dermatological conditions, such as atopic dermatitis. Atopic dermatitis is an inflammatory skin disease often complicated by secondary infection. In October 2005, we began enrollment in a Phase 2 clinical trial for the treatment of mild to moderate atopic dermatitis in children and adolescents. At March 31, 2006, there were 363 patients enrolled in the phase 2 clinical trial, representing 87% of the total patients in the study. We are also conducting preclinical research for the use of NPI 32101 for the treatment of gastrointestinal conditions. We believe our nanocrystalline silver technology may be used to create a variety of additional pharmaceutical products that can treat medical conditions characterized by both infection and inflammation. We intend over time to continue our research with the objective of using our technology platform to enhance the recognized therapeutic effects of gold and platinum in the treatment of arthritis and cancer, respectively.
     We bear all costs relating to our research and development activities for our prospective dermatological and other products. Operating income from our wound care products, which we define as revenue (including milestone payments) less manufacturing costs and other expenses associated with wound care products, funds a large portion of our pharmaceutical development costs. Research and development expenditures are increasing in 2006 as we expand clinical and pre-clinical research into the pharmaceutical attributes of our noble metal nanocrystalline technology
     We are a majority owned subsidiary of The Westaim Corporation (“Westaim”), a Canadian company incorporated in Alberta and the shares of which are listed on the NASDAQ and the Toronto Stock Exchange. On December 29, 2005 we completed an initial public offering of 4.5 million common shares for gross proceeds of $45.0 million. We used $6.9 million of net proceeds to partially repay debt to Westaim and retained the remaining net proceeds to fund our operations. In accordance with the terms of the prospectus of our initial public offering, the remaining debt owed to Westaim in the amount of $39.6 million was converted to 3.96 million common shares on January 27, 2006. Westaim has provided us with financial, administrative and other support since our inception. We will continue to rely on Westaim for certain corporate and administrative services in the future. Historically, we have reimbursed Westaim for its costs of providing (or, in certain cases, for its costs of paying a third party to provide) these corporate and administrative services to us. While the total amount we pay to Westaim for these services in the future will vary according to the amount of services provided, the amounts we will pay Westaim for these services will be intended, as in the past, to reimburse Westaim for its cost of providing these services or for paying a third party to provide those services.
     In the future, we may consider acquisitions of intellectual property or companies engaged in the development or production of drugs or devices to combat infection and inflammation. However, we currently have no agreements or understandings regarding any acquisitions. Any acquisitions may require that we obtain additional financing.
Results of Operations

	Quarter Ended
	March 31,
	2006	2005
Wound care product revenue	$6,284	$4,056
Total Revenue	$6,284	$4,056

Manufacturing Costs	$4,305	$2,004

Gross Margin	$1,979	$2,052
Gross Margin Percent	31.5%	50.6%

Three Months Ended March 31, 2006 and March 31, 2005
     Revenue. Total revenue for the three months ended March 31, 2006 was $6.3 million compared to $4.1 million for the three months ended March 31, 2005. The increase of $2.2 million is attributable primarily to an increase in manufacturing cost reimbursement from Smith & Nephew due to increased sales of product to Smith & Nephew.
     Manufacturing Costs. Manufacturing costs for the three months ended March 31, 2006 were $4.3 million compared to $2.0 million for the three months ended March 31, 2005. The increase of $2.3 million, or 115%, is attributable primarily to higher production volumes of ActicoatTM wound care products driven by increased orders from Smith & Nephew to support its ActicoatTM sales growth, as well as the introduction of new manufacturing capacity in 2005.
     Gross Margin. Gross margin for the three months ended March 31, 2006 was $2.0 million or 31.5% compared to $2.1 million or 50.6% for the three months ended March 31, 2005. We recognize manufacturing revenue when we ship product to Smith & Nephew and earn royalty income when Smith & Nephew sells product to its customers. Consequently, our gross margin percent may vary from quarter to quarter due to the difference in timing of when we ship product to Smith & Nephew and when Smith & Nephew sells product to its customers. In the first quarter of 2006, we shipped a substantially higher volume of ActicoatTM product to Smith & Nephew, as compared to the first quarter of 2005, and for which the related royalties have not yet been earned. Therefore, our gross margin percent for the three months ended March 31, 2006 was lower when compared to the percent for the three months ended March 31, 2005.
     Research and Development Costs. Research and development costs for the three months ended March 31, 2006 were $3.3 million compared to $1.9 million for the three months ended March 31, 2005. The increase of $1.4 million is attributable to the continuation into the first three months of 2006 of the second Phase 2 dermatological clinical study that commenced in the third quarter of 2005, whereas there was no similar study underway in the first three months of 2005.
     General and Administrative Costs. General and administrative costs were $1.5 million for the three months ended March 31, 2006 compared to $0.7 million for the three months ended March 31, 2005. The increase of $0.8 million is primarily attributable to the increased costs associated with operating as a publicly traded company. We expect increased administrative costs to continue for the foreseeable future.
     Interest Expense. Interest expense was $0.3 million for the three months ended March 31, 2006 compared to $0.8 million for the three months ended March 31, 2005. Interest expense decreased due to the conversion of the remaining debt owed to Westaim into common shares on January 27, 2006. At March 31, 2006 there was no debt owed to Westaim.
     Income Taxes. Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases. The income tax expense reported in our condensed consolidated statements of operations is related to Canadian large corporations tax and US alternative minimum tax. We have net operating loss carry forward for income tax purposes of approximately $30.5 million at March 31, 2006 compared to $25.1 million at March 31, 2005 that can be used to offset taxable income, if any, in future periods. These losses have been fully offset by valuation allowances, and expire at various times to the end of 2026, with $5.0 million expiring by 2012. We also have accumulated capital losses of approximately $1.8 million at March 31, 2006 compared to $2.1 million at March 31, 2005 as well as research and development tax credits of approximately $2.5 million at March 31, 2006 and $2.3 million at March 31, 2005, which will expire at various times until 2016.

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
Liquidity and Capital Resources
     On December 29, 2005, we completed our initial public offering of 4.5 million common shares for gross proceeds of $45.0 million. We used $6.9 million of net proceeds to partially repay debt owed to Westaim and retained the remaining net proceeds, after offering costs, of $35.0 million to fund our operations. From our inception through the closing of our initial public offering, we financed our operations through various financing arrangements with Westaim. Because Westaim no longer intends to provide us with any additional financing or other financial support, we are now required to obtain any necessary financing from third parties. We currently have no third party debt or lines of credit or other financing arrangements in place with banks or other financial institutions, but we may enter into a line of credit or other financing arrangement in the future.
     The indebtedness to Westaim at January 1, 2006 consisted of a term loan in the amount of $39.6 million, which bore interest at a rate of 10% per annum. On January 27, 2006, this debt was converted to 3.96 million common shares at $10.00 per share. As a result, we owe no debt to Westaim and Westaim owns 75.1% of our common shares.
     At the end of the third quarter of 2005, we began construction of an expansion of our Fort Saskatchewan production facility with an estimated cost of approximately $5.7 million. We also intend to continue pharmaceutical product development and expect to have increased working capital requirements to the extent we are successful in increasing our revenues. In addition, we expect to have capital expenditures of approximately $2.0 million for pharmaceutical development capital equipment in 2006. At March 31, 2006, we had cash and short-term investments of $29.3 million, as compared to $35.9 million at December 31, 2005. Prior to the offering, cash was kept at levels necessary to fund short-term activities in order to minimize borrowings from Westaim.
     Cash used in operations amounted to $6.2 million for the three months ended March 31, 2006, and was $1.9 million for the three months ended March 31, 2005. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers.
     Cash used in investing activities amounted to $14.6 million for the three months ended March 31, 2006 and $1.2 million for three months ended March 31, 2005. For the three months ended March 31, 2006, $13.9 million was used to purchase short-term investments which consist of Canada Treasury bills denominated in US dollars with proceeds from our initial public offering. A significant use of cash was for capital expenditures, which were $0.6 million for the three months ended March 31, 2006 and $1.2 million for the three months ended March 31, 2005.

     Cash provided from financing activities of $0.1 million for the three months ended March 31, 2006 related to proceeds from the issuance of common shares upon the exercise of employee stock options. In the three months ended March 31, 2005, Westaim advanced us $2.9 million to fund our operating and capital expenditures.
     We expect to continue to make significant investments in our product pipeline, particularly in clinical trials of NPI 32101 and in our efforts to prepare for regulatory approval and commercial launch of new products. Consequently, we expect to incur losses on a quarterly and annual basis for the foreseeable future as we continue to develop and commercialize existing and future products. We also expect to incur increased general and administrative expenses in the future, due in part to the legal, accounting, insurance and other expenses that we will incur as a result of being a public company, and expenses relating to filing, prosecution, defense and enforcement of patent and intellectual property rights.
     We expect that our available cash resources will be sufficient to support our current and expected operations, including the expansion of our Fort Saskatchewan, Alberta production facility that began at the end of the third quarter of 2005, the hiring of additional employees and our pharmaceutical product development initiatives, including additional pharmaceutical development capital equipment, for at least the next 15 months. However, we will likely be required to obtain additional financing within the next 15 months or sooner if our cash resources are insufficient to satisfy our liquidity requirements or if we decide to pursue new product development initiatives (including any product launch of a cream containing NPI 32101), collaborations, acquisitions or strategies. The adequacy of our available funds to meet future operating and capital requirements will depend on many factors, including the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our product candidates and the occurrence of unexpected developments. We may seek to raise additional financing through the sale of equity, equity-related or debt securities or loans. The sale of additional equity or equity-related securities may result in additional dilution to our shareholders. Debt financing will expose us to risks of leverage, including the risk that we may be unable to pay the principal of and interest on our indebtedness when due, and that we may be required to pledge our assets as collateral for any debt financing that we obtain. Moreover, additional financing may not be available at times, in amounts or on terms acceptable to us or at all, particularly because we have granted a first priority security interest in certain critical patents and other intellectual property to Smith & Nephew. If we are unable to obtain additional financing as and when required, we may be forced to reduce the scope of, or delay or eliminate, some or all of our planned research, development and commercialization activities and we may also be required to reduce the scale of our operations, any of which could have a material adverse effect on our business.
Contractual Commitments and Obligations at March 31, 2006
     The table below reports commitments and obligations that have been recorded on our condensed consolidated balance sheet as of March 31, 2006. Certain other obligations and commitments, while not required under GAAP to be included in the condensed consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Cash Payments Due by Period
	Less than			More than
	1 year	1 - 3 years	3 - 5 years	5 years	Total
			(in millions)
Consolidated Obligations and Commitments as of March 31, 2006:

Facilities operating leases:
Westaim	$0.5	$1.0	$1.0	$1.9	$4.4
Third Parties	0.5	0.9	0.1	—	1.5

Purchase Obligations:
Capital	1.5	—	—	—	1.5
Operations	3.9	—	—	—	3.9

Total obligations and commitments	$6.4	$1.9	$1.1	$1.9	$11.3

Off-Balance Sheet Commitments as of March 31, 2006
     As of March 31, 2006, our future minimum commitments and contractual obligations included operating leases of two facilities. These items are not required to be recorded on our balance sheet under GAAP. They are disclosed in the table presented on the preceding page and described more fully in the following paragraphs in order to provide a more complete picture of our financial position and liquidity as of March 31, 2006. Our Fort Saskatchewan, Alberta facility is rented from Westaim. On July 1, 2005, we entered into a lease agreement formalizing the previous rental terms and conditions. Of the 71,136 square feet of manufacturing, laboratory and office space covered by the lease, 63,006 square feet is subject to an initial term of 10 years, expiring in 2015. All of this leased space is subject to successive additional five year renewal terms expiring in 2025, at renewal rates equal to the greater of fair market value or existing base rent plus Alberta CPI (Consumer Price Index) increases since the last rent was determined. On December 1, 2005, we entered into a lease agreement with Westaim for an additional 4,504 square feet of office space for a 13 month term expiring December 31, 2006 provided that, at our option, this space may be rolled into the unexpired term of the July 1, 2005 lease (including any rights of renewal). Our future minimum commitments under the Fort Saskatchewan, Alberta lease are $0.5 million for each of the twelve-month periods commencing from April 1, 2006 to the expiry of the lease.
     Our Wakefield, Massachusetts offices and laboratory facility are leased from a third party. The lease term began on July 27, 2001 and will expire on July 30, 2009. There are options to extend for two terms of five years each. Our future minimum commitments under the Wakefield, Massachusetts lease are $0.5 million for each of the twelve-month periods commencing from April 1, 2006 to the expiry of the lease.
     In the normal course of operations, we may provide indemnifications that are contractual terms to counterparties in transactions such as purchase and sale agreements, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require us to compensate the counterparties for costs incurred as a result of various events, such as litigation claims of statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of the indemnifications agreements will vary based upon the agreement, the nature of which prevents us from making a reasonable estimate of the maximum potential amount that we could be required to pay counterparties. Historically, we have not made any payments under such indemnifications and no amounts have been accrued in the condensed consolidated financial statements with respect to these indemnification guarantees. In addition, we have entered into indemnification agreements with our officers and directors.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the condensed consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those related to revenue recognition, inventory valuation, and useful lives of capital and intangible assets. Estimates are based on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources and the methodology is consistent with prior years. Actual results may differ from these estimates under different assumptions or conditions.
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
Income Taxes
     We use the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each reporting period, based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that, in the opinion of management, is more likely than not to be realized. The effect of changes in tax rates is recognized in the reporting period in which the rate change occurs. Changes to these interpretations could have a material effect on income tax provisions in future periods.
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
Translation of Foreign Currencies
     Our functional currency is the Canadian dollar. The functional currency of our wholly owned subsidiary, NUCRYST Pharmaceuticals Inc., is the United States dollar. The balance sheet accounts of the subsidiary are translated into Canadian dollars at the period end exchange rate, while income, expense and cash flows are translated at the average exchange rate for the period. Translation gains or losses related to net assets of such operations are shown as a component of accumulated other comprehensive loss in shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than our functional currency, are included in the condensed consolidated statement of operations. We use the U.S. dollar as our reporting currency to be consistent with other companies in our industry peer group. The Canadian functional currency consolidated financial statements are translated to the U.S. dollar reporting currency using the current rate method of translation.
     The table below summarizes the foreign exchange rates used in the preparation of our condensed consolidated financial statements using period end and period average noon buying rates reported by the U.S. Federal Reserve Bank of New York as stated as the number of Canadian dollars to one U.S. dollar. High and low noon buying rates are also included.

Month	Period End Rate	Period Average Rate	High Rate	Low Rate
2006
January	1.1436	1.1572	1.1726	1.1436
February	1.1379	1.1489	1.1577	1.1379
March	1.1670	1.1573	1.1722	1.1320

2005
January	1.2396	1.2248	1.2422	1.1982
February	1.2295	1.2401	1.2562	1.2294
March	1.2094	1.2160	1.2463	1.2017

Stock Based Compensation
     On January 1, 2006, the Corporation adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires that all share-based payments to directors and employees, including grants of stock options, be recognized in the financial statements based on their fair values.
     The Corporation adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Corporation’s fiscal year 2006. The Corporation’s condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Corporation’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $83, which consisted of stock-based compensation expense of $81 related to director and employee stock options and $2 related to SARs, with a corresponding increase to additional paid-in capital (“APIC”) of $81 and accounts payable and accrued liabilities of $2. There was no stock-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Corporation’s consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Corporation accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Corporation’s consolidated statement of operations, because the exercise price of the Corporation’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. See Note 3 and Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report for additional information.
     SFAS 123(R) requires that liability classified awards such as SARs be revalued to estimated fair value at each reporting date using an option pricing model. Prior to the adoption of SFAS 123(R), the Corporation valued SARs at the amount by which the market value exceeded the exercise price at each measurement date. As a result of implementing SFAS 123(R) on January 1, 2006, the Corporation increased its SAR liability from $90 to $97, with the increase recorded as a cumulative effect of a change in accounting principle in the condensed consolidated statements of operations.
     The Corporation continues to use the Black-Scholes option-pricing model for valuation of share-based payment awards which was previously used for the Corporation’s pro forma information required under SFAS 123. The Corporation’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Corporation’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Corporation’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer / willing seller market transaction. The assumptions used in the valuation of stock-based compensation using the Black-Scholes model are discussed in Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report.
     The following table provides a comparison of net loss, if the effect of pro forma stock-based compensation expense as disclosed in the notes to the condensed consolidated financial statements prior to fiscal 2006 were included for prior periods (in thousands, except per-share amounts):

	Three months ended March 31
	2006	2005
Net loss – as reported for prior period (1)	N/A	$(1,375)
Stock-based compensation expense related to director and employee stock options and stock appreciation rights, net of tax	$(83)	(8)
Cumulative effect of a change in accounting principle, net of tax	(7)	—

Net loss, including the effect of stock-based compensation expense and cumulative effect of a change in accounting principle (2)	$(2,884)	$(1,383)

Diluted net loss per share – as reported for prior period (1)	$(0.17)	$(0.14)
Diluted net loss per share, including the effect of stock-based compensation expense and cumulative effect of a change in accounting principle (2)	$(0.17)	$(0.14)

(1)	Net loss and net loss per share prior to fiscal 2006 did not include stock-based compensation expense related to employee stock options under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)	Net loss and net loss per share prior to fiscal 2006 represent pro forma information based on SFAS 123 as previously disclosed in the notes to the condensed consolidated financial statements.
Recently Adopted and Pending Accounting Pronouncements
SFAS 155
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Corporation currently does not have any hybrid financial instruments.
EITF 03–1
In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which nullified 2004 guidance issued by the Emerging Issues Task Force on determining whether an impairment is other-than-temporary, and effectively reverted back to previous guidance in this area. The FSP generally encompasses guidance for determining when an investment is impaired, how to measure the impairment loss, and what disclosures should be made regarding impaired securities. This FSP is effective for the first quarter of 2006 and the adoption did not have a material impact on the Corporation’s results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     We are exposed to various market risks, including variability in currency exchange rates. The Smith & Nephew sales revenues on which our royalty and milestone revenues are determined are reported to us in U.S. dollars. Sales by Smith & Nephew in other currencies will result in fluctuations in their revenue as reported in U.S. dollars. The Smith & Nephew contracts ensure recovery of certain manufacturing costs, which reduces our susceptibility to production cost variances resulting from foreign exchange fluctuations. Our accounts receivable from Smith & Nephew are denominated in U.S. dollars. Our cash and short-term investments are denominated primarily in U.S. dollars. The functional currency that we use for accounting purposes is the Canadian dollar and as a result, accounts receivable, cash and short-term investments and other liabilities recorded in Canadian dollars are exposed to changes in the exchange rate between the Canadian and U.S. dollars until these items are settled. We do not maintain derivative instruments to mitigate our exposure to fluctuations in currency exchange rates.
     We are exposed to currency risks as a result of our export to foreign jurisdictions of goods produced in Canada. These risks are partially covered by purchases of goods and services in the foreign currency.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
     Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Administration, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
     Based on that evaluation, our Chief Executive Officer and Vice President, Finance and Administration, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance and Administration, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the normal course of business, we may be subject to litigation and claims from third parties. We are not currently a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
     As of the end of our first quarter, there were no additional material risks and no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     As of the end of our first quarter, there were no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     As of the end of our first quarter, there were no defaults in payments upon senior securities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     As of the end of our first quarter, there were no matters submitted to a vote of security holders.
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
     (a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Exhibit
10.1	Letter Agreement Amending Lease Agreement, dated November 14, 2005 between the Registrant and The Westaim Corporation (filed herewith).
10.2	Second Amending Lease Agreement, dated April 27, 2006 between the Registrant and The Westaim Corporation (filed herewith).
10.3	Memorandum of Lease Agreement, dated April 27, 2006 between the Registrant and The Westaim Corporation (filed herewith).
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in the town of Wakefield, Massachusetts on May 3, 2006.

NUCRYST Pharmaceuticals Corp.

By:	/s/ Scott Gillis

Scott H. Gillis
President and Chief Executive Officer