Form 10-Q
period 2006-06-30
NUCRYST Pharmaceuticals Corp.
filed 2006-08-08
CIK 1344674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 000-51686
NUCRYST Pharmaceuticals Corp.
(Exact name of registrant as specified in its charter)

Alberta, Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

50 Audubon Road, Suite B Wakefield, Massachusetts (Address of principal executive offices)	01880 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006

Common Shares	18,276,226 shares

TABLE OF CONTENTS

Part I	Financial Information
	Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005
Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2006
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005
Condensed Consolidated Cash Flow Statements for the three and six months ended June 30, 2006 and 2005
Notes to Interim Condensed Consolidated Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risks
	Item 4.	Controls and Procedures

Part II	Other Information
	Item 1.	Legal Proceedings
	Item 1A	Risk Factors
	Item 2.	Unregistered Sales of Equity and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits
Signatures
In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our unaudited interim condensed consolidated financial statements included elsewhere in this Form 10-Q, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the June 30, 2006 noon buying rate reported by the Federal Reserve Bank of New York, being U.S. $1.00 = C $1.1150.

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
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results and other circumstances and events to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 and the following:
•	the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs;

•	our reliance on our relationship with Smith & Nephew, plc;

•	our reliance on sales of Acticoat™ products with our SILCRYST™ coatings;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to maintain and establish corporate collaborations;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance;

•	competitive companies, technologies and our industry;

•	changes in regulation or tax laws applicable to us;

•	changes in accounting policies or practices;

•	changes in general economic conditions;

•	other risks and uncertainties that have not been identified at this time; and

•	management’s response to these factors.
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

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In US thousands, except share data)

	June 30	December 31
	2006	2005

ASSETS

Current
Cash and cash equivalents	$18,845	$35,901
Short-term investments	8,318	—
Accounts receivable — net	6,155	6,401
Inventories (note 4)	7,430	6,569
Other	698	121

	41,446	48,992

Restricted cash	133	130
Capital assets — net	11,210	9,464
Intangible assets — net (note 5)	916	874

	$53,705	$59,460

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$3,623	$4,991
Accounts payable and accrued liabilities to related party	1,271	1,058
Indebtedness to related party (note 6)	—	39,642

	4,894	45,691

Guarantees (note 9)

Shareholders’ equity
Common shares, no par value, unlimited shares authorized:
18,264,810 and 14,227,500 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively (note 7)	$82,549	$42,629
Additional paid-in capital (note 3)	191	—
Accumulated other comprehensive loss	(3,579)	(5,281)
Accumulated deficit	(30,350)	(23,579)

Total shareholders’ equity	48,811	13,769

	$53,705	$59,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In US thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive
	Number	Stated Amount	Capital	Loss	Deficit	Loss

December 31, 2005	14,227,500	$42,629	$—	$(5,281)	$(23,579)

Issuance of common shares upon conversion of indebtedness to related party (note 6)	3,964,200	39,642	—	—	—	$—
Issuance of common shares in connection with restricted shares and exercises of stock options and share appreciation rights	73,110	278	—	—	—	—
Stock-based compensation (note 3)	—	—	191	—	—	—
Foreign currency translation adjustments	—	—	—	1,702	—	1,702
Net loss	—	—	—	—	(6,771)	(6,771)

June 30, 2006	18,264,810	$82,549	$191	$(3,579)	$(30,350)	$(5,069)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In US thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenue
Wound care product revenue	$6,237	$4,589	$12,521	$8,645

Costs
Manufacturing	4,013	2,343	8,318	4,347
Research and development	3,019	1,748	6,316	3,655
General and administrative	1,779	960	3,298	1,670
Depreciation and amortization	155	90	237	148

Loss from operations	(2,729)	(552)	(5,648)	(1,175)

Foreign exchange (loss) gain	(1,445)	42	(1,423)	107
Interest income	302	—	649	—
Interest expense (note 6)	—	(855)	(310)	(1,668)

Loss before income taxes and cumulative effect of a change in accounting principle	(3,872)	(1,365)	(6,732)	(2,736)
Current income tax expense	(15)	(2)	(32)	(6)

Loss before cumulative effect of a change in accounting principle	(3,887)	(1,367)	(6,764)	(2,742)
Cumulative effect of a change in accounting principle (note 3)	—	—	(7)	—

Net loss	$(3,887)	$(1,367)	$(6,771)	$(2,742)

Loss per common share (note 8)
Net loss — basic and diluted	$(0.21)	$(0.14)	$(0.38)	$(0.28)

Weighted average number of common shares outstanding:
- basic	18,247,003	9,727,500	17,630,811	9,727,500
- diluted	18,247,003	9,727,500	17,630,811	9,727,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)
(In US thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Operating activities
Net loss	$(3,887)	$(1,367)	$(6,771)	$(2,742)
Items not affecting cash
Depreciation and amortization	464	296	842	531
Foreign exchange gain (loss)	204	—	(321)	—
Stock-based compensation expense	146	—	229	—
Cumulative effect of a change in accounting principle	—	—	7	—
Accounts receivable	2,196	(502)	529	272
Inventories	(748)	(477)	(571)	(1,386)
Other	(559)	163	(573)	87
Accounts payable and accrued liabilities	393	(27)	(999)	(877)
Accounts payable and accrued liabilities to related party	117	—	201	—
Accrued interest on indebtedness to related party (note 6)	—	968	—	1,853

Cash used in operating activities	(1,674)	(946)	(7,427)	(2,262)

Investing activities
Restricted cash	(1)	—	(3)	(1)
Purchase of short-term investments	(8,324)	—	(22,191)	—
Redemption and sale of short-term investments	14,406	—	14,406	—
Capital expenditures	(1,601)	(621)	(2,668)	(2,449)
Intangible assets	—	(48)	(107)	(74)

Cash provided from (used in) investing activities	4,480	(669)	(10,563)	(2,524)

Financing activities
Issuance of common shares	74	—	163	—
Net advances from related party (note 6)	—	1,995	—	4,879

Cash provided from financing activities	74	1,995	163	4,879

Effect of exchange rate changes on cash and cash equivalents	589	4	771	16

Net increase (decrease) in cash and cash equivalents	3,469	384	(17,056)	109
Cash and cash equivalents at beginning of period	15,376	673	35,901	948

Cash and cash equivalents at end of period	$18,845	$1,057	$18,845	$1,057

Supplemental disclosure of cash flow information:
Non-cash capital asset additions included in accounts payable and accrued liabilities at end of period	$178	$160	$178	$160
Cash paid for interest	$—	$486	$310	$486
Cash paid for income taxes	$15	$3	$72	$7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2006 and 2005
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
Advanced wound care products with the Corporation’s SILCRYST™ coatings were developed and sold by the Corporation under the Acticoat™ trademark until May 2001 when a series of agreements were completed with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under the agreements, the Corporation licensed to Smith & Nephew the exclusive worldwide right to market, distribute and sell products with SILCRYST™ coatings in the field of using the Corporation’s SILCRYST™ coatings technology in products designed and indicated solely for the prevention, protection and/or treatment of non-minor dermal wounds or burns in humans. The Corporation also sold various assets to Smith & Nephew including the Acticoat™ trade name and trademark, various regulatory approvals and certain manufacturing equipment, which the Corporation then leased back. Under the agreements, the Corporation manufactures these products and supplies them exclusively to Smith & Nephew and has agreed to work with Smith & Nephew to develop new Acticoat™ wound care products made with the Corporation’s SILCRYST™ coatings. Smith & Nephew markets and sells products with the Corporation’s SILCRYST™ coatings under its Acticoat™ trademark.
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
2. BASIS OF PRESENTATION
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
The Corporation believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the six months ended June 30, 2006 are not necessarily indicative of financial results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s annual consolidated financial statements for the year ended December 31, 2005.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2006 and 2005
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
Other comprehensive loss consists of foreign currency translation adjustments for the period, which arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive loss of $3,579 at June 30, 2006 (December 31, 2005 – $5,281) consists of foreign currency translation adjustments.
Short-term investments
Short-term investments consist of money-market instruments with original maturities of greater than 90 days but less than one year and are classified as held-to-maturity financial assets. Held-to-maturity classification will be restricted to fixed maturity instruments that the Corporation intends, and is able, to hold to maturity and will be accounted for at amortized cost. As at June 30, 2006, the Corporation held short-term investments recorded at a cost of $8,318 (December 31, 2005 – $nil) which reflects current market values.
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
In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), relating to SFAS 123(R). The Corporation has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Corporation adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Corporation’s fiscal year 2006. The Corporation’s condensed consolidated financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Corporation’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $114 which consisted of stock-based compensation expense of $110 related to director and employee stock options and $4 related to SARs, with a corresponding increase to additional paid-in capital (“APIC”) of $110 and in accounts payable and accrued liabilities of $4. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $197 which consisted of stock-based compensation expense of $191 related to director and employee stock options and $6 related to SARs, with a corresponding increase to additional paid-in capital (“APIC”) of $191 and in accounts payable and accrued liabilities of $6. There was no stock-based compensation expense related to the employee stock options recognized during the six months ended June 30, 2005.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2006 and 2005
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
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Corporation’s condensed consolidated statement of operations for the six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to but not yet vested as at December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Corporation’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Corporation accounted for forfeitures as they occurred.
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
For the three months ended June 30, 2006 and 2005
(unaudited)
All amounts are expressed in thousands of U.S. dollars, except share and per share data
3. SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
EITF 03–1
In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which nullified 2004 guidance issued by the Emerging Issues Task Force on determining whether an impairment is other-than-temporary, and effectively reverted back to previous guidance in this area. The FSP generally encompasses guidance for determining when an investment is impaired, how to measure the impairment loss, and what disclosures should be made regarding impaired securities. The adoption of this FSP did not have a material impact on the Corporation’s results of operations or financial position.
FIN 48
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Corporation recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. The Corporation is currently evaluating the impact FIN 48 will have on its consolidated financial statements.
4. INVENTORIES

	June 30, 2006	December 31, 2005

Raw materials	$4,293	$3,921
Materials in process	2,455	2,121
Finished product	682	527

	$7,430	$6,569

5. INTANGIBLE ASSETS

	June 30, 2006	December 31, 2005

Patents and trademarks	$2,232	$2,028
Less accumulated amortization	(1,316)	(1,154)

	$916	$874

Amortization related to intangible assets for the three months ended June 30, 2006 was $54 (2005 — $46) and for the six months ended June 30, 2006 was $106 (2005 – $92).
Estimated future amortization expense of intangible assets at June 30, 2006 is as follows

2006 (remaining 6 months)	$107
2007	190
2008	160
2009	135
2010	114
Thereafter	210

Total	$916

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2006 and 2005
(unaudited)
All amounts are expressed in thousands of U.S. dollars, except share and per share data
6. INDEBTEDNESS TO RELATED PARTY
Prior to August 31, 2005, the Corporation was indebted to the Parent for shareholder advances and a promissory note. Effective August 31, 2005, the shareholder advances and promissory note were consolidated into a term loan with a five-year maturity which bore interest at rates of 10% and 15%. The term loan was secured by first or second liens on substantially all of the assets of the Corporation. The Corporation repaid $6,850 of the term loan with net proceeds from the initial public offering. In accordance with the terms of the prospectus of the initial public offering on December 29, 2005, the remaining balance owing in the amount of $39,642 was converted into 3,964,200 common shares of the Corporation on January 27, 2006. Interest paid on the term loan amounted to $310 in the six months ended June 30, 2006.
Former shareholder advances included operating advances bearing interest at 10% per annum and advances to acquire new manufacturing assets which bore interest at 15% per annum. Interest expense on shareholder advances for the three months ended June 30, 2005 was $719, of which $113 was included in manufacturing costs. Interest expense on shareholder advances for the six months ended June 30, 2005 was $1,364, of which $185 was included in manufacturing costs. The shareholder advances were secured by first or second liens on substantially all of the assets of the Corporation and were repayable to the Parent on demand.
The former promissory note was payable to the Parent on demand and bore interest at 10% compounded monthly. Interest expense on this note amounted to $249 in the three months ended June 30, 2005 and $489 in the six months ended June 30, 2005.
7. SHARE CAPITAL
Stock-based compensation plans
The Corporation maintains an equity incentive plan for employees under which stock options and SARs may be granted for up to 2,200,000 common shares of the Corporation. A total of 1,349,979 common shares were available for grant under the Corporation’s stock-based compensation plans as of June 30, 2006. The exercise price of each stock option and SAR is set at an amount not less than the market value of the common shares of the Corporation at the time of grant. Prior to the initial public offering, the market value of the common shares was determined by the Parent at the time of issuance of each stock option and SAR. Stock options and SARs vest evenly over a three year period and expire ten years from the date of grant. Awards that expire or are forfeited generally become available for issuance under the plan. Independent directors who were appointed to the Corporation’s board of directors prior to May 2, 2006 were granted an initial award of 20,000 options. Following May 1, 2006, independent directors are granted an initial award of 8,000 options upon appointment to the board. Each independent director is entitled to a subsequent annual award of 2,000 options. Following May 1, 2006, independent directors are also granted 5,000 restricted share units upon appointment to the board. These units vest immediately and are subject to trading restrictions, with 1,000 shares available for sale on the first anniversary date and the remaining 4,000 shares upon retirement from the board. Each independent director is entitled to a subsequent annual grant of 3,000 restricted share units, 50% of which is subject to a one-year vesting and the remaining 50% to a two-year vesting. During the three months ended June 30, 2006, 5,000 restricted share units with a fair value of $32 were granted to a new director. Employees are granted options in the quarter of their hire and subsequently upon the approval of the board of directors.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2006 and 2005
(unaudited)
All amounts are expressed in thousands of U.S. dollars, except share and per share data
7. SHARE CAPITAL (continued)
Effective January 1, 2006, the Corporation began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123(R) as interpreted by SAB 107. Prior to January 1, 2006, the Corporation accounted for stock options according to the provisions of APB No. 25 and related interpretations and, therefore, no compensation expense was recorded for awards granted with no intrinsic value. The Corporation has adopted the modified prospective transition method provided under SFAS 123(R) and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, the Corporation records expense over the vesting period in connection with SARs. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. As a result of the adoption of SFAS 123(R), the Corporation’s loss before income taxes and net loss for the three-month period ended June 30, 2006 were $114 and for the six-month period ended June 30, 2006 were $204 greater than it would have been under the Corporation’s previous accounting method for share-based compensation. Basic and diluted net loss per common share for the three and six months ended June 30, 2006 was not impacted by the change in accounting method. The Corporation evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123(R) and determined that no adjustment was required.
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
Total stock compensation expense for the three months ended June 30, 2006 was $114, of which $110 was included in general and administrative expense and $4 was included in research and development expense. Total stock compensation expense for the six months ended June 30, 2006 was $197, of which $193 was included in general and administrative expense and $4 was included in research and development expense.
In prior years, as permitted by SFAS 123, the Corporation elected to measure compensation costs for options as the excess, if any, of the market value of the shares at the date of the grant over the exercise price. As the exercise price of options granted by the Corporation was not less than the market value of the shares at the date of grant, no compensation expense was recognized.
If compensation costs for the Corporation’s stock option plans in 2005 had been determined based on the fair value methodology over the vesting period consistent with SFAS 123, the Corporation’s net loss and loss per share for the three months and six months ended June 30, 2005 would have been increased to the pro-forma amounts indicated below:

	Three months	Six months ended
	ended June 30, 2005	June 30, 2005

Net loss applicable to common shareholders	$(1,367)	$(2,742)
Total stock-based employee compensation expense determined under fair-value based method for awards net of tax effects	(7)	(15)

Pro forma net loss applicable to common shareholders	$(1,374)	$(2,757)

Net loss per common share – basic and diluted	$(0.14)	$(0.28)

Pro forma net loss per common share – basic and diluted	$(0.14)	$(0.28)

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2006 and 2005
(unaudited)
All amounts are expressed in thousands of U.S. dollars, except share and per share data
7. SHARE CAPITAL (continued)
A summary of the status of the Corporation’s stock option plans as at June 30, 2006 and 2005 and changes during the three and six months ended on those dates is presented below:

			Weighted Average Exercise
	Number of Options		Price (CDN$)
For the three months ended June 30	2006	2005	2006	2005

Balance at beginning of period	749,477	639,519	$4.19	$3.33
Granted	96,477	33,236	16.98	4.19
Exercised	(26,854)	—	3.08	—
Forfeited	(43,972)	(650)	15.80	3.35

Balance at end of period	775,128	672,105	$5.16	$3.37

			Weighted Average Exercise
	Number of Options		Price (CDN$)
For the six months ended June 30	2006	2005	2006	2005

Balance at beginning of period	713,770	625,057	$3.47	$3.32
Granted	166,477	48,638	14.47	3.92
Exercised	(60,500)	—	3.08	—
Forfeited	(44,619)	(1,590)	15.64	3.46

Balance at end of period	775,128	672,105	$5.16	$3.37

The Corporation had 2,270 SARs outstanding at June 30, 2006 (December 31, 2005 – 12,646) with a weighted average exercise price of CDN$3.08 per SAR. During the three months ended June 30, 2006, 5,512 SARs were exercised and were settled with 4,189 shares of the Corporation. For the six months ended June 30, 2006, 10,376 SARs were exercised and were settled with 7,610 shares of the Corporation. As a result, share capital was increased by $47 in the three months ended June 30, 2006 and $83 for the six months ended June 30, 2006, with a corresponding reduction in accounts payable and accrued liabilities. No SARs were issued, exercised or forfeited in the six months ended June 30, 2005. SARs may be settled for cash or shares of the Corporation at the Corporation’s option. The cumulative liability related to SARs was $24 at June 30, 2006 (December 31, 2005 – $90).
The following table summarizes information regarding stock options outstanding as at June 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
	Number	Average	Average		Number	Average
Range of Exercise	Outstanding	Remaining	Exercise	Aggregate	Exercisable	Exercise	Aggregate
Prices	at June 30,	Contractual	Price	Intrinsic	at June 30,	Price	Intrinsic
(CDN$)	2006	Life (Years)	(CDN$)	Value	2006	(CDN$)	Value

$3.08 to $4.62	597,295	5.84	$3.37	$5,894	478,512	$ 3.39	$4,712
$4.63 to $6.95	50,518	8.69	$5.15	$418	5,718	$ 5.30	$47
$6.96 to $9.50	—	—	$—	$—	—	$ —	$—
$9.51 to $14.26	70,000	9.53	$11.02	$211	—	$ —	$—
$14.27 to $17.28	57,315	9.91	$16.77	$—	—	$ —	$—

$3.08 to $17.28	775,128	6.66	$5.16	$6,523	484,230	$ 3.41	$4,759

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Corporation’s closing stock price of US$12.89 as of June 30, 2006 which would have been received by the stock option holders had all stock option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 717,813.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2006 and 2005
(unaudited)
All amounts are expressed in thousands of U.S. dollars, except share and per share data
7. SHARE CAPITAL (continued)
Options granted prior to January 1, 2006 were denominated in Canadian dollars while options granted on or after January 1, 2006 are denominated in US dollars. Options granted in US dollars in the second quarter of 2006 totaled 96,477 with a weighted average exercise price of US$15.23. For the six months ended June 30, 2006, options granted in US dollars totaled 166,477 with a weighted average exercise price of US$12.98. The exercise price has been converted to Canadian dollars for reporting purposes at the period end exchange rate.
The weighted average remaining contractual life of options outstanding at June 30, 2006 was 6.66 years.
The Corporation’s non-vested stock options consist of options granted under the Corporation’s stock option plans. The fair value of each non-vested option is calculated using the stock price at the date of grant. A summary of the status of non-vested stock options as at June 30, 2006 and changes in the six months ended June 30, 2006 is presented below.

		Weighted-Average
	Number of	Grant Date Fair Value
	Non-Vested Options	(CDN$)

Balance at December 31, 2005	215,409	$0.83
Granted	166,477	$8.89
Vested	(46,368)	$0.04
Forfeited	(44,619)	$9.46

Balance at June 30, 2006	290,899	$4.24

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes options pricing model and the assumptions are noted in the following table. The Corporation’s options have a public trading history of only six months. As a result, certain assumptions are currently based on assumptions used by the Parent company to value its stock-based compensation expense. The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders. The weighted average fair value of options granted in the three months ended June 30, 2006 was CDN$10.17 (2005 – CDN$2.52) and for the six months ended June 30, 2006 was CDN$8.90 (2005 – CDN$2.03). As of June 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $1,033 which is expected to be recognized over the next 36 months on a weighted-average basis.
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

	Three and six months ended June 30
Stock options	2006	2005

Expected volatility	58.1%	57.7%
Dividend yield	—	—
Expected life	7 years	7 years
Risk free rate	3.89%	4.33%

	Three and six months ended June 30
SARs	2006	2005

Expected volatility	58.1%	57.7%
Dividend yield	—	—
Expected life	3.08 years	4.08 years
Risk free rate	3.89%	4.33%

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended June 30, 2006 and 2005
(unaudited)
All amounts are expressed in thousands of U.S. dollars, except share and per share data
8. LOSS PER SHARE
In calculating loss per share under the treasury stock method, the numerator remains unchanged from the basic loss per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income.
The impact of all dilutive securities on loss per share is anti-dilutive for the three and six months ended June 30, 2006 and 2005, including the dilutive impact of all outstanding options and SARs. Dilutive securities, relating to stock based compensation plans, totaled 509,975 for the second quarter of 2006 (2005 – 248,241) and 487,037 (2005 – 248,241) for the six months ended June 30, 2006.
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
a) Assets by geographic segment

	June 30, 2006	December 31, 2005

Canada	$49,559	$56,005
United States	4,146	3,455

	$53,705	$59,460

b) Capital assets and intangible assets by geographic segment

	June 30, 2006	December 31, 2005

Canada	$10,946	$8,874
United States	1,180	1,464

	$12,126	$10,338

All of the Corporation’s revenues in the six months ended June 30, 2006 and 2005 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.
11. COMPARATIVE FIGURES
Certain comparative figures have been reclassified to conform to the presentation of the current year.

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
Overview
     We develop, manufacture and commercialize innovative medical products that fight infection and inflammation based on our noble metal nanocrystalline technology. Our patented technology enables us to convert silver’s microcrystalline structure into an atomically disordered nanocrystalline coating. We believe that this conversion enhances silver’s natural antimicrobial properties and that currently marketed products with our SILCRYST™ coatings meet important patient needs. In addition, our nanocrystalline silver structures have exhibited potent anti-inflammatory properties in preclinical studies. We produce our nanocrystalline silver as a coating for medical devices under the trademark SILCRYST™ and as a powder for use as an active pharmaceutical ingredient, or API, which we refer to as NPI 32101. We are currently engaged in Phase 2 clinical trials of NPI 32101 which we believe may be useful for treating a wide range of infectious and inflammatory diseases.
     We have developed and received regulatory clearance to market four products using our SILCRYST™ coating for the advanced wound care market. In May 2001, we licensed to Smith & Nephew plc (“Smith & Nephew”), a global medical device company, the exclusive worldwide right to market, distribute and sell products with our SILCRYST™ coatings in the field of using our SILCRYST™ coatings technology in products that are designed and indicated solely for the prevention, protection and/or treatment of non-minor dermal wounds or burns in humans (the “Field”), including improvements to those products, and any new products with our SILCRYST™ coating in the Field. Smith & Nephew markets products with our SILCRYST™ coating in over 30 countries around the world, including the United States, under its Acticoat™ trademark. Acticoat™ products using SILCRYST™ coatings are used for a wide variety of wound types by hospitals, clinics, burn centers, doctors’ offices, home healthcare agencies and nursing homes. We are also working with Smith & Nephew to develop new Acticoat™ advanced wound care products with our SILCRYST™ coating. We believe that the demand for Acticoat™ products with our SILCRYST™ coatings licensed to Smith & Nephew, is and will be driven in large part by demographic factors, including population aging, the incidence of medical conditions such as diabetes and obesity and the displacement of traditional wound care products that we believe are clinically less effective than products using our SILCRYST™ coatings and by the introduction of Acticoat™ products using our SILCRYST™ coatings to new countries and for new applications.
     Our results of operations currently depend substantially on Acticoat™ product sales generated by Smith & Nephew, which is our only customer. Revenues under our agreements with Smith & Nephew consist of manufacturing reimbursements, royalties, payments upon the achievement of specified milestones and reimbursement for costs incurred in connection with the development of and improvement to SILCRYST™ coated products covered by the agreements. Smith & Nephew reimburses us for the cost of manufacturing the products we sell to them. On July 27, 2006 Smith & Nephew reported their second quarter results for wound care. They reported Acticoat™ growth of 12%. Market conditions in the advanced wound care market, including the silver dressing segment, appear to be becoming more difficult. This may impact our revenues in the near future, depending on future events including Smith & Nephew’s response to market conditions. Any termination of or significant disruption in our agreements or relationship with Smith & Nephew would likely have a material adverse effect on our business and results of operations.
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
     We record our royalty revenues upon the sale of our products by Smith & Nephew to its customers. Our royalty revenue varies in proportion to increases or decreases in Smith & Nephew’s sales of its Acticoat™ products. In that regard, Smith & Nephew has authority to unilaterally determine the selling price for its Acticoat™ products. Moreover, although Smith & Nephew has agreed to use reasonable commercial efforts to market Acticoat™ products, Smith & Nephew is not required to purchase any significant amount of product from us. In May 2004, in accordance with the agreements, the contractual royalty rate increased and from that date has remained and, under the terms of the agreements, is to remain constant for the life of the agreements, subject only to: (i) the possibility of a negotiated arbitrator-awarded reduction in royalty rates on sales in countries where patent protection has been lost and a competing product is being sold that would have infringed our patent rights had they been in effect; (ii) the possibility of a negotiated reduction in royalty rates on sales of a particular Acticoat™ product where Smith & Nephew does not realize industry standard gross profit margins on sales of such products; or (iii) a reduced royalty rate in respect of sales of Acticoat™ products in certain countries, including the United States, upon the expiration of patent rights to our SILCRYST™ coating in such country. Upon the expiration of certain patents beginning in 2014, we may be required to implement royalty reductions in respect of certain products in certain products in certain countries in which the patents have expired. It is also possible that, from time to time, certain products may fall within category (ii) above on a temporary basis and, while we are not obligated to agree to royalty reductions in those circumstances, we may choose to do so if we determine it is appropriate under the circumstances.
     We also receive milestone payments upon Smith & Nephew’s achievement of specified sales levels of Acticoat™ products and upon the achievement of regulatory events specified in our agreements with Smith & Nephew. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $19.0 million of milestone payments we have already received, is $56.5 million. No milestone payments were received from Smith & Nephew for the three and six months ended June 30, 2006 and 2005. The timing and receipt of a milestone payment affects the comparability of period-to-period results and may have a material effect on financial results.
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
     The exclusive right we granted to Smith & Nephew to market, distribute or sell products with our SILCRYST™ coatings in the Field does not apply to other types of products that we may develop using our technology, such as, but not limited to the pharmaceutical products we are developing or SILCRYST™ coated implants.
     We are developing pharmaceutical products to extend our nanocrystalline silver technology to the treatment of dermatological and gastrointestinal conditions. Our lead pharmaceutical product candidate is a topical cream containing NPI 32101 for the treatment of dermatological conditions, such as atopic dermatitis. Atopic dermatitis is an inflammatory skin disease often complicated by secondary infection. In October, 2005, we began enrollment in a Phase 2 clinical trial for the treatment of mild to moderate atopic dermatitis in children and adolescents. In April 2006, enrollment in the Phase 2 clinical trial was complete at 409 patients. Results from this clinical trial are expected to be available by year end 2006. We are also conducting preclinical research for the use of NPI 32101 for the treatment of gastrointestinal conditions. We believe our nanocrystalline silver technology may be used to create a variety of additional pharmaceutical products that can treat medical conditions characterized by both infection and inflammation. We intend over time to continue our research with the objective of using our technology platform to enhance the recognized therapeutic effects of gold and platinum.
     We bear all costs relating to our research and development activities for our prospective dermatological and other products. Operating income from SILCRYST™ coated wound care products, which we define as revenue (including milestone payments) less manufacturing costs and other expenses associated with wound care products, funds a large portion of our pharmaceutical development costs. Research and development expenditures are increasing in 2006 as we expand clinical and pre-clinical research exploring the pharmaceutical attributes of our noble metal nanocrystalline technology.
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
Results of Operations

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(in thousands)
Wound Care Product Revenue	$6,237	$4,589	$12,521	$8,645
Total Revenue	$6,237	$4,589	$12,521	$8,645

Manufacturing Costs	$4,013	$2,343	$8,318	$4,347

Gross Margin	$2,224	$2,246	$4,203	$4,298
Gross Margin Percent	35.7%	48.9%	33.6%	49.7%

Three Months Ended June 30, 2006 and June 30, 2005
     Revenue. Total revenue for the three months ended June 30, 2006 was $6.2 million compared to $4.6 million for the three months ended June 30, 2005. The increase of $1.6 million is attributable primarily to an increase in manufacturing cost reimbursement from Smith & Nephew due to increased sales of product to Smith & Nephew.
     Manufacturing Costs. Manufacturing costs for the three months ended June 30, 2006 were $4.0 million compared to $2.3 million for the three months ended June 30, 2005. The increase of $1.7 million, or 71%, is attributable primarily to higher production volumes of Acticoat™ wound care products driven by increased orders from Smith & Nephew to support its Acticoat™ sales growth.
     Gross Margin. Gross margin for the three months ended June 30, 2006 was $2.2 million, or 35.7% compared to $2.2 million, or 48.9% for the three months ended June 30, 2005. We recognize manufacturing revenue when we ship product to Smith & Nephew and earn royalty income when Smith & Nephew sells product to its customers. Consequently, our gross margin percent may vary from quarter to quarter due to the difference in timing of when we ship product to Smith & Nephew and when Smith & Nephew sells product to its customers. In the second quarter of 2006, we shipped a substantially higher volume of Acticoat™ product to Smith & Nephew, as compared to the second quarter of 2005, and for which the related royalties have not yet been earned. Therefore, our gross margin percent for the three months ended June 30, 2006 was lower when compared to the percent for the three months ended June 30, 2005.
     Research and Development Costs. Research and development costs for the three months ended June 30, 2006 were $3.0 million compared to $1.7 million for the three months ended June 30, 2005. The increase of $1.3 million is attributable to the continuation into the second quarter of 2006 of the second Phase 2 dermatological clinical study that commenced in the third quarter of 2005, whereas there was no similar study underway in the second quarter of 2005.
     General and Administrative Costs. General and administrative costs were $1.8 million for the three months ended June 30, 2006 compared to $1.0 million for the three months ended June 30, 2005. The increase of $0.8 million is primarily attributable to the increased costs associated with operating as a publicly traded company. We expect increased administrative costs to continue for the foreseeable future.
     Interest Expense. There was no interest expense in the three months ended June 30, 2006 compared to interest expense of $0.9 million for the three months ended June 30, 2005. Interest expense decreased due to the conversion of the remaining debt owed to Westaim into common shares on January 27, 2006. At June 30, 2006 there was no debt owed to Westaim.
     Income Taxes. Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases. The income tax expense reported in our condensed consolidated statements of operations is related to Canadian large corporations tax and US alternative minimum tax. We have net operating loss carry forward for income tax purposes of approximately $35.7 million at June 30, 2006 compared to $26.4 million at June 30, 2005 that can be used to offset taxable income, if any, in future periods. These losses have been fully offset by valuation allowances, and expire at various times to the end of 2026, with $5.0 million expiring by 2012. We also have accumulated capital losses of approximately $1.9 million at June 30, 2006 compared to $2.0 million at June 30, 2005 as well as research and development tax credits of approximately $2.7 million at June 30, 2006 and $2.3 million at June 30, 2005, which will expire at various times until 2016.
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
     Furthermore, the amount of net operating loss carryovers, or NOLs, which may be used by us for U.S. federal income tax purposes in any future year could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. In general, Section 382 would limit our ability to use NOLs for U.S. federal income tax purposes in the event of certain changes, either directly or indirectly, in ownership of our Company, including as a result of sales of our common shares by Westaim and future offerings of common shares by us. If such limitations were triggered as a result of future shifts in ownership of us, the use of our NOLs for U.S. federal income tax purposes would be limited. Any limitation of our use of NOLs could (depending on the extent of such limitation and the amount of NOLs previously used) result in us retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes.
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
Six Months Ended June 30, 2006 and June 30, 2005
     Revenue. Total revenue for the six months ended June 30, 2006 was $12.5 million compared to $8.6 million for the six months ended June 30, 2005. The increase of $3.9 million is attributable primarily to an increase in manufacturing cost reimbursement from Smith & Nephew due to increased sales of product to Smith & Nephew.
     Manufacturing Costs. Manufacturing costs for the six months ended June 30, 2006 were $8.3 million compared to $4.3 million for the six months ended June 30, 2005. The increase of $4.0 million, or 91%, is attributable primarily to higher production volumes of Acticoat™ wound care products driven by increased orders from Smith & Nephew to support its Acticoat™ sales growth.
     Gross Margin. Gross margin for the six months ended June 30, 2006 was $4.2 million or 33.6% compared to $4.3 million or 49.7% for the six months ended June 30, 2005. We recognize manufacturing revenue when we ship product to Smith & Nephew and earn royalty income when Smith & Nephew sells product to its customers. Consequently, our gross margin percent may vary from period to period due to the difference in timing of when we ship product to Smith & Nephew and when Smith & Nephew sells product to its customers. In the six months ended June 30, 2006, we shipped a substantially higher volume of Acticoat™ product to Smith & Nephew as compared to the six months ended June 30, 2005, and for which the related royalties have not yet been earned. Therefore, our gross margin percent for the six months ended June 30, 2006 was lower when compared to the percent for the six months ended June 30, 2005.
     Research and Development Costs. Research and development costs for the six months ended June 30, 2006 were $6.3 million compared to $3.7 million for the six months ended June 30, 2005. The increase of $2.6 million is attributable to the continuation into the second quarter of 2006 of the second Phase 2 dermatological clinical study that commenced in the third quarter of 2005, whereas there was no similar study underway in the second quarter of 2005.

     General and Administrative Costs. General and administrative costs were $3.3 million for the six months ended June 30, 2006 compared to $1.7 million for the six months ended June 30, 2005. The increase of $1.6 million is primarily attributable to the increased costs associated with operating as a publicly traded company. We expect increased administrative costs to continue for the foreseeable future.
     Interest Expense. Interest expense was $0.3 million for the six months ended June 30, 2006 compared to $1.7 million for the six months ended June 30, 2005. Interest expense decreased due to the conversion of the remaining debt owed to Westaim into common shares on January 27, 2006. At June 30, 2006 there was no debt owed to Westaim.
Liquidity and Capital Resources
     On December 29, 2005, we completed our initial public offering of 4.5 million common shares for gross proceeds of $45.0 million. We used $6.9 million of net proceeds to partially repay debt owed to Westaim and retained the remaining net proceeds, after offering costs, of $35.0 million to fund our operations. From our inception through the closing of our initial public offering, we financed our operations through various financing arrangements with Westaim. Because Westaim no longer provides us with financing or other financial support, we are required to obtain any necessary financing from third parties. We currently have no third party debt or lines of credit or other financing arrangements in place with banks or other financial institutions, but we may enter into a line of credit or other financing arrangement in the future.
     The indebtedness to Westaim at January 1, 2006 consisted of a term loan in the amount of $39.6 million, which bore interest at a rate of 10% per annum. On January 27, 2006, this debt was converted to 3.96 million common shares at $10.00 per share. As a result, we do not owe any debt to Westaim and Westaim owns 74.9% of our common shares.
     At the end of the third quarter of 2005, we began construction of an expansion of our Fort Saskatchewan production facility with an estimated cost of approximately $5.7 million. We also intend to continue pharmaceutical product development and expect to have increased working capital requirements to the extent we are successful in increasing our revenues. In addition, we expect to have capital expenditures of approximately $2.0 million for pharmaceutical development capital equipment in 2006. At June 30, 2006, we had cash and short-term investments of $27.2 million; as compared to $29.3 million at March 31, 2006 and $35.9 million at December 31, 2005. Prior to the offering, cash was kept at levels necessary to fund short-term activities in order to minimize borrowings from Westaim.
Three Months Ended June 30, 2006 and June 30, 2005
     Cash used in operations amounted to $1.7 million for the three months ended June 30, 2006, and was $0.9 million for the three months ended June 30, 2005. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers.
     Cash provided from investing activities amounted to $4.5 million for the three months ended June 30, 2006 and cash used in investing activities amounted to $0.7 million for three months ended June 30, 2005. For the three months ended June 30, 2006, $14.4 million was provided from the redemption and sale of short term investments which consist of Canada Treasury bills denominated in US dollars and $8.3 million was used to purchase short-term investments. An additional use of cash was for capital expenditures, which were $1.6 million for the three months ended June 30, 2006 and $0.6 million for the three months ended June 30, 2005.
     Cash provided from financing activities of $0.1 million for the three months ended June 30, 2006 related to proceeds from the issuance of common shares upon the exercise of employee stock options. In the three months ended June 30, 2005, Westaim advanced us $2.0 million to fund our operating and capital expenditures.
Six Months Ended June 20, 2006 and June 30, 2005
     Cash used in operations amounted to $7.4 million for the six months ended June 30, 2006, and was $2.3 million for the six months ended June 30, 2005. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers.
     Cash used in investing activities amounted to $10.6 million for the six months ended June 30, 2006 and $2.5 million for six months ended June 30, 2005. For the six months ended June 30, 2006, $14.4 million was provided from the redemption and sale of short term investments which consist of Canada Treasury bills denominated in US dollars and $22.2 million was used to purchase short-term investments. Capital expenditures were $2.7 million for the six months ended June 30, 2006 and $2.4 million for the six months ended June 30, 2005.
     Cash provided from financing activities of $0.2 million for the six months ended June 30, 2006 related to proceeds from the issuance of common shares upon the exercise of employee stock options. In the six months ended June 30, 2005, Westaim advanced us $4.9 million to fund our operating and capital expenditures.
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
     We expect that our available cash resources will be sufficient to support our current and expected operations, including the expansion of our Fort Saskatchewan, Alberta production facility that began at the end of the third quarter of 2005, the hiring of additional employees and our pharmaceutical product development initiatives, including additional pharmaceutical development capital equipment, for at least the next 12 months. However, we will likely be required to obtain additional financing within the next 12 months or sooner if our cash resources are insufficient to satisfy our liquidity requirements or if we decide to pursue new product development initiatives (including any product launch of a cream containing NPI 32101), collaborations, acquisitions or strategies. The adequacy of our available funds to meet future operating and capital requirements will depend on many factors, including the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our product candidates and the occurrence of unexpected developments. We may seek to raise additional financing through the sale of equity, equity-related or debt securities or loans. The sale of additional equity or equity-related securities may result in additional dilution to our shareholders. Debt financing will expose us to risks of leverage, including the risk that we may be unable to pay the principal of and interest on our indebtedness when due, and that we may be required to pledge our assets as collateral for any debt financing that we obtain. Moreover, additional financing may not be available at times, in amounts or on terms acceptable to us or at all, particularly because we have granted a first priority security interest in certain critical patents and other intellectual property to Smith & Nephew. If we are unable to obtain additional financing as and when required, we may be forced to reduce the scope of, or delay or eliminate, some or all of our planned research, development and commercialization activities and we may also be required to reduce the scale of our operations, any of which could have a material adverse effect on our business.
Contractual Commitments and Obligations at June 30, 2006
     The table on the following page reports commitments and obligations that have been recorded on our condensed consolidated balance sheet as of June 30, 2006. Certain other obligations and commitments, while not required under GAAP to be included in the condensed consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Cash Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
			(in millions)
Consolidated Obligations and Commitments as of June 30, 2006:

Facilities operating leases:
Westaim	$0.6	$1.1	$1.1	$2.1	$4.9
Third Parties	0.5	0.9	—	—	1.4

Purchase Obligations:
Capital	1.7	—	—	—	1.7
Operations	3.0	—	—	—	3.0

Total obligations and commitments	$5.8	$2.0	$1.1	$2.1	$11.0
Off-Balance Sheet Commitments as of June 30, 2006
     As of June 30, 2006, our future minimum commitments and contractual obligations included operating leases of two facilities. These items are not required to be recorded on our balance sheet under GAAP. They are disclosed in the table presented above and described more fully in the following paragraphs in order to provide a more complete picture of our financial position and liquidity as of June 30, 2006. Our Fort Saskatchewan, Alberta facility is rented from Westaim. On July 1, 2005, we entered into a lease agreement formalizing the previous rental terms and conditions, which lease has been subsequently amended to, among other things, increase the square footage of the leased space. Of the 77,719 square feet of manufacturing, laboratory and office space covered by the lease, as amended, 69,589 square feet is subject to an initial term of 10 years, expiring in 2015. The remaining 8,130 square feet is subject to an initial 5 year term, expiring June 30, 2010. All of this leased space is subject to up to three 5 year renewal terms, at renewal rates equal to the greater of fair market value or existing base rent plus Alberta CPI (Consumer Price Index) increases since the last rent was determined. On December 1, 2005, we entered into a lease agreement with Westaim for an additional 4,504 square feet of office space for a 13 month term expiring December 31, 2006 provided that, at our option, this space may be rolled into the unexpired term of the July 1, 2005 lease (including any rights of renewal). Our future minimum commitments under the Fort Saskatchewan, Alberta leases are $0.6 million for each of the twelve-month periods commencing from July 1, 2006 to the expiry of the lease.
     Our Wakefield, Massachusetts office and laboratory facility are leased from a third party and consists of 23,567 square feet. The lease term began on July 27, 2001 and will expire on July 30, 2009. There are options to extend for two terms of five years each. Our future minimum commitments under the Wakefield, Massachusetts lease are $0.5 million for each of the twelve-month periods commencing from July 1, 2006 to the expiry of the lease.
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
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the condensed consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those related to revenue recognition, inventory valuation, stock-based compensation and useful lives of capital and intangible assets. Estimates are based on historical experience and on various other factors that are believe to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources and the methodology is consistent with prior years. Actual results may differ from these estimates under different assumptions or conditions.
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
     The table on the following page summarizes the foreign exchange rates used in the preparation of our condensed consolidated financial statements using period end and period average noon buying rates reported by the U.S. Federal Reserve Bank of New York as stated as the number of Canadian dollars to one U.S. dollar. High and low noon buying rates are also included.

Month	Period End Rate	Period Average Rate	High Rate	Low Rate
2006
January	1.1436	1.1572	1.1726	1.1436
February	1.1379	1.1489	1.1577	1.1379
March	1.1670	1.1573	1.1722	1.1320
April	1.1203	1.1441	1.1718	1.1203
May	1.1027	1.1100	1.1232	1.0989
June	1.1150	1.1137	1.1241	1.0991

2005
January	1.2396	1.2248	1.2422	1.1982
February	1.2295	1.2401	1.2562	1.2294
March	1.2094	1.2160	1.2463	1.2017
April	1.2568	1.2359	1.2568	1.2146
May	1.2512	1.2555	1.2703	1.2373
June	1.2256	1.2402	1.2578	1.2256

Stock Based Compensation
     On January 1, 2006, the Corporation adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires that all share-based payments to directors and employees, including grants of stock options, be recognized in the financial statements based on their fair values.
     The Corporation adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Corporation’s fiscal year 2006. The Corporation’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Corporation’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $114 which consisted of stock-based compensation expense of $110 related to director and employee stock options and $4 related to SARs, with a corresponding increase to additional paid-in-capital (“APIC”) of $110 and accounts payable and accrued liabilities of $4. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $197 which consisted of stock-based compensation expense of $191 related to director and employee stock options and $6 related to SARs, with a corresponding increase to additional paid-in-capital (“APIC”) of $191 and accounts payable and accrued liabilities of $6. There was no stock-based compensation expense related to employee stock options recognized during the three months ended June 30, 2005.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Corporation’s consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Corporation accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Corporation’s consolidated statement of operations, because the exercise price of the Corporation’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. See Note 3 and Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report for additional information.

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
     The Corporation continues to use the Black-Scholes option-pricing model for valuation of share-based payment awards which was previously used for the Corporation’s pro forma information required under SFAS 123. The Corporation’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Corporation’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Corporation’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer / willing seller market transaction. The assumptions used in the valuation of stock-based compensation using the Black-Scholes model are discussed in Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
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
EITF 03–1
     In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which nullified 2004 guidance issued by the Emerging Issues Task Force on determining whether an impairment is other-than-temporary, and effectively reverted back to previous guidance in this area. The FSP generally encompasses guidance for determining when an investment is impaired, how to measure the impairment loss, and what disclosures should be made regarding impaired securities. The adoption of this FSP did not have a material impact on the Corporation’s results of operations or financial position.
FIN 48
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Corporation recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. The Corporation is currently evaluating the impact FIN 48 will have on its consolidated financial statements.

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
     Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
     Based on that evaluation, our Chief Executive Officer and Vice President, Finance and Administration and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance and Administration and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the normal course of business, we may be subject to litigation and claims from third parties. We are not currently a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
     As of the end of our second quarter, there were no additional material risks and no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     As of the end of our second quarter, there were no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     As of the end of our second quarter, there were no defaults in payments upon senior securities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     As of the end of our second quarter, there were no matters submitted to a vote of security holders.
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
     (a) The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Exhibit
10.1	Third Amending Lease Agreement dated Aug 8, 2006 to be effective in part on April 1, 2006 and in part on June 15, 2006 between the Registrant and The Westaim Corporation (filed herewith).

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in the town of Wakefield, Massachusetts on August 8, 2006.

NUCRYST Pharmaceuticals Corp.

By:	/s/ Scott Gillis Scott H. Gillis
President and Chief Executive Officer