Form 10-K/A
period 2005-12-31
NUCRYST Pharmaceuticals Corp.
filed 2006-08-24
CIK 1344674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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

Amendment No. 1 to the Annual Report on Form 10-K
For the Year Ended December 31, 2005
EXPLANATORY NOTE
          NUCRYST Pharmaceuticals Corp. is filing this amendment to Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 23, 2006 (the “Original Filing”). The purpose of the filing of this Amendment is solely to disclose information about our quorum requirement for our shareholders’ meetings. This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing. No other changes have been made to the Original Filing and this amendment to Form 10-K does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.
          We hereby amend and restate Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2005 to provide in its entirety as follows:
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
Repurchases of Equity Securities
     None.
Information About Our Annual Meetings
          A quorum for meetings of our shareholders is two persons present and each holding or representing by proxy at least one of our issued common shares. The Nasdaq Stock Market generally requires that listed companies have a minimum quorum of 33 1/3 % of outstanding common stock. However, because we are a foreign private issuer, we are exempt from the minimum quorum requirements of the Nasdaq Stock Market.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
The following exhibits have been filed with this report:

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in the town of Wakefield, Massachusetts on April 14, 2006.

NUCRYST PHARMACEUTICALS CORP.

By:	/s/ Scott H. Gillis

Scott H. Gillis
President and Chief Executive Officer