Form 10-Q
period 2006-09-30
NUCRYST Pharmaceuticals Corp.
filed 2006-11-07
CIK 1344674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2006

Common Shares	18,296,588 shares

TABLE OF CONTENTS

Part I	Financial Information
	Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005
Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2006
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005
Condensed Consolidated Cash Flow Statements for the three and nine months ended September 30, 2006 and 2005
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

Signatures
In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our unaudited interim condensed consolidated financial statements included elsewhere in this Form 10-Q, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the September 29, 2006 noon buying rate reported by the Federal Reserve Bank of New York, being U.S.$1.00 = C$1.1151.

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

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In US thousands, except share data)

	September 30	December 31
	2006	2005

ASSETS

Current
Cash and cash equivalents	$21,175	$35,901
Accounts receivable — net	8,585	6,401
Inventories (note 4)	7,092	6,569
Other	407	121

	37,259	48,992

Restricted cash	134	130
Capital assets — net	12,533	9,464
Intangible assets — net (note 5)	875	874

	$50,801	$59,460

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$3,315	$4,991
Accounts payable and accrued liabilities to related party	582	1,058
Indebtedness to related party (note 6)	—	39,642

	3,897	45,691

Guarantees (note 9)

Shareholders’ equity
Common shares, no par value, unlimited shares authorized:
18,296,588 and 14,227,500 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	$82,636	$42,629
Additional paid-in capital (note 3)	335	—
Accumulated other comprehensive loss	(3,589)	(5,281)
Accumulated deficit	(32,478)	(23,579)

Total shareholders’ equity	46,904	13,769

	$50,801	$59,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In US thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive
	Number	Stated Amount	Capital	Loss	Deficit	Loss

December 31, 2005	14,227,500	$42,629	$—	$(5,281)	$(23,579)

Issuance of common shares upon conversion of indebtedness to related party (note 6)	3,964,200	39,642	—	—	—	$—
Issuance of common shares in connection with restricted shares and exercises of stock options and share appreciation rights	104,888	365	—	—	—	—
Stock-based compensation	—	—	335	—	—	—
Foreign currency translation adjustments	—	—	—	1,692	—	1,692
Net loss	—	—	—	—	(8,899)	(8,899)

September 30, 2006	18,296,588	$82,636	$335	$(3,589)	$(32,478)	$(7,207)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In US thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenue
Wound care product revenue	$7,309	$5,211	$19,830	$13,856
Milestone revenue	—	5,000	—	5,000

Costs
Manufacturing	4,985	2,929	13,303	7,276
Research and development	2,984	2,182	9,300	5,837
General and administrative	1,613	1,087	4,911	2,757
Depreciation and amortization	107	76	344	224

(Loss) income from operations	(2,380)	3,937	(8,028)	2,762

Foreign exchange gain (loss)	16	(30)	(1,407)	77
Interest income	232	—	881	—
Interest expense (note 6)	—	(905)	(310)	(2,573)

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(2,132)	3,002	(8,864)	266
Current income tax recovery (expense)	4	(66)	(28)	(72)

(Loss) income before cumulative effect of a change in accounting principle	(2,128)	2,936	(8,892)	194
Cumulative effect of a change in accounting principle (note 3)	—	—	(7)	—

Net (loss) income	$(2,128)	$2,936	$(8,899)	$194

(Loss) income per common share (note 8)
Net (loss) income — basic	$(0.12)	$0.30	$(0.50)	$0.02
Net (loss) income — diluted	$(0.12)	$0.29	$(0.50)	$0.02

Weighted average number of common shares outstanding:
— basic	18,283,567	9,727,500	17,850,787	9,727,500
— diluted	18,283,567	10,035,742	17,850,787	9,960,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)
(In US thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Operating activities
Net (loss) income	$(2,128)	$2,936	$(8,899)	$194
Items not affecting cash
Depreciation and amortization	418	375	1,260	906
Foreign exchange loss	(35)	—	(356)	—
Stock-based compensation expense	120	—	349	—
Cumulative effect of a change in accounting principle	—	—	7	—
Accounts receivable	(2,404)	(5,985)	(1,875)	(5,713)
Inventories	328	(830)	(243)	(2,216)
Other	290	(28)	(283)	59
Accounts payable and accrued liabilities	(298)	462	(1,297)	(415)
Accounts payable and accrued liabilities to related party	(657)	—	(456)	—
Accrued interest on indebtedness to related party (note 6)	—	1,122	—	2,975

Cash used in operating activities	(4,366)	(1,948)	(11,793)	(4,210)

Investing activities
Restricted cash	(1)	(1)	(4)	(2)
Purchase of short-term investments	—	—	(22,191)	—
Maturity of short-term investments	8,342	—	22,748	—
Capital expenditures	(1,678)	(858)	(4,346)	(3,307)
Intangible assets	(14)	(33)	(121)	(107)

Cash provided from (used in) investing activities	6,649	(892)	(3,914)	(3,416)

Financing activities
Issuance of common shares	87	—	250	—
Net advances from related party (note 6)	—	2,261	—	7,140

Cash provided from financing activities	87	2,261	250	7,140

Effect of exchange rate changes on cash and cash equivalents	(40)	(49)	731	(33)

Net increase (decrease) in cash and cash equivalents	2,330	(628)	(14,726)	(519)
Cash and cash equivalents at beginning of period	18,845	1,057	35,901	948

Cash and cash equivalents at end of period	$21,175	$429	$21,175	$429

Supplemental disclosure of cash flow information:
Non-cash capital asset additions included in accounts payable and accrued liabilities at end of period	$181	$7	$181	$7
Cash paid for interest	$—	$400	$310	$886
Cash paid for income taxes	$—	$67	$72	$74
Deferred share issue costs (accrued but not paid)	$—	$698	$—	$698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended September 30, 2006 and 2005
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
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
Advanced wound care products with the Corporation’s SILCRYST™ coatings were developed and sold by the Corporation under the Acticoat™ trademark until May 2001 when a series of agreements were completed with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under the agreements, the Corporation licensed to Smith & Nephew the exclusive right to market, distribute and sell products with SILCRYST™ coatings for use on non-minor skin wounds and burns in humans worldwide. The Corporation also sold various assets to Smith & Nephew, including the Acticoat™ trade name and trademark, various regulatory approvals and certain manufacturing equipment, which the Corporation then leased back. Under the agreements, the Corporation manufactures these products and supplies them exclusively to Smith & Nephew and has agreed to work with Smith & Nephew to develop new Acticoat™ wound care products made with the Corporation’s SILCRYST™ coatings. Smith & Nephew markets and sells products with the Corporation’s SILCRYST™ coatings under its Acticoat™ trademark.
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
The Corporation is also developing pharmaceutical products based on its nanocrystalline technology to address medical conditions that are characterized by both infection and inflammation. The Corporation has developed NPI 32101 for use as an active pharmaceutical ingredient (API). The Corporation is conducting preclinical research for the use of NPI 32101 in the treatment of skin and gastrointestinal conditions.
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

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended September 30, 2006 and 2005
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
2. BASIS OF PRESENTATION (continued)
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
The Corporation believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the nine months ended September 30, 2006 are not necessarily indicative of financial results for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the Corporation’s annual consolidated financial statements for the year ended December 31, 2005.
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
Other comprehensive loss consists of foreign currency translation adjustments for the period, which arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive loss of $3,589 at September 30, 2006 (December 31, 2005 — $5,281) consists of foreign currency translation adjustments.
Short-term investments
Short-term investments consist of money-market instruments with original maturities of greater than 90 days but less than one year and are classified as held-to-maturity financial assets. Held-to-maturity classification will be restricted to fixed maturity instruments that the Corporation intends, and is able, to hold to maturity and will be accounted for at amortized cost. As at September 30, 2006 and December 31, 2005, the Corporation did not hold any short-term investments.
Stock-based compensation plans
The Corporation maintains an equity incentive plan for directors and employees under which stock options and stock appreciation rights (“SARs”) may be granted for up to 2,200,000 common shares of the Corporation. The exercise price of each stock option and SAR is set at an amount not less than the market value of the common shares of the Corporation at the time of grant. Prior to the initial public offering, the market value of the common shares was determined by the Parent at the time of issuance of each stock option and SAR. Stock options and SARs vest evenly over a three-year period and expire ten years from the date of grant.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended September 30, 2006 and 2005
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
3. SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
On January 1, 2006, the Corporation adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires that all share-based payments to directors and employees, including grants of stock options, be recognized in the financial statements based on their fair values.
In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), relating to SFAS 123(R). The Corporation has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Corporation adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Corporation’s fiscal year 2006. The Corporation’s condensed consolidated financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Corporation’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2006 was $120, which consisted of stock-based compensation expense of $144 related to director and employee stock options and a recovery of $24 related to SARs, with a corresponding increase to additional paid-in capital (“APIC”) of $144 and a decrease in accounts payable and accrued liabilities of $24. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $317, which consisted of stock-based compensation expense of $335 related to director and employee stock options and a recovery of $18 related to SARs, with a corresponding increase to APIC of $335 and a decrease in accounts payable and accrued liabilities of $18. There was no stock-based compensation expense related to the employee stock options recognized during the nine months ended September 30, 2005.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Corporation’s consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Corporation accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Corporation’s consolidated statement of operations because the exercise price of the Corporation’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Corporation’s condensed consolidated statement of operations for the nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to but not yet vested as at December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statement of operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Corporation’s pro forma information required under SFAS 123 for the periods prior to fiscal year 2006, the Corporation accounted for forfeitures as they occurred.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended September 30, 2006 and 2005
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
3. SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
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
Recently adopted and pending accounting pronouncements
SFAS 155
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Corporation currently does not have any hybrid financial instruments.
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact SFAS 157 will have on its consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended September 30, 2006 and 2005
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
3. SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
SAB 108
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for fiscal years beginning after November 5, 2006. The Corporation is currently evaluating the impact SAB 108 will have on its consolidated financial statements.
EITF 06-3
In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), which is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 addresses which taxes assessed by a government authority should be considered and how these taxes should be presented in the income statement (i.e., gross versus net). The Corporation is currently evaluating the impact EITF 06-3 will have on its consolidated financial statements.
EITF 03-1
In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which nullified 2004 guidance issued by the EITF on determining whether an impairment is other-than-temporary, and effectively reverted back to previous guidance in this area. The FSP generally encompasses guidance for determining when an investment is impaired, how to measure the impairment loss, and what disclosures should be made regarding impaired securities. The adoption of this FSP did not have a material impact on the Corporation’s results of operations or financial position.
FIN 48
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Corporation recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. The Corporation is currently evaluating the impact FIN 48 will have on its consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended September 30, 2006 and 2005
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
4. INVENTORIES

	September 30, 2006	December 31, 2005

Raw materials	$4,335	$3,921
Materials in process	1,633	2,121
Finished product	1,124	527

	$7,092	$6,569

5. INTANGIBLE ASSETS

	September 30, 2006	December 31, 2005

Patents and trademarks	$2,246	$2,028
Less accumulated amortization	(1,371)	(1,154)

	$875	$874

Amortization related to intangible assets for the three months ended September 30, 2006 was $54 (2005 — $47) and for the nine months ended September 30, 2006 was $160 (2005 — $139).
Estimated future amortization expense of intangible assets at September 30, 2006 is as follows:

2006 (remaining 3 months)	$54
2007	191
2008	162
2009	137
2010	116
Thereafter	215

Total	$875

6. INDEBTEDNESS TO RELATED PARTY
Prior to August 31, 2005, the Corporation was indebted to the Parent for shareholder advances and a promissory note. Effective August 31, 2005, the shareholder advances and promissory note were consolidated into a term loan with a five-year maturity which bore interest at rates of 10% and 15%. Interest expense on the term loan amounted to $386 for the three and nine months ended September 30, 2005. The term loan was secured by first or second liens on substantially all of the assets of the Corporation. The Corporation repaid $6,850 of the term loan with net proceeds from the initial public offering. In accordance with the terms of the prospectus of the initial public offering on December 29, 2005, the remaining balance owing in the amount of $39,642 was converted into 3,964,200 common shares of the Corporation on January 27, 2006. Interest paid on the term loan amounted to $310 in the nine months ended September 30, 2006.
Former shareholder advances included operating advances bearing interest at 10% per annum and advances to acquire new manufacturing assets which bore interest at 15% per annum. Interest expense on shareholder advances for the three months ended September 30, 2005 was $572, of which $217 was included in manufacturing costs. Interest expense on shareholder advances for the nine months ended September 30, 2005 was $1,936, of which $402 was included in manufacturing costs. The shareholder advances were secured by first or second liens on substantially all of the assets of the Corporation and were repayable to the Parent on demand.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended September 30, 2006 and 2005
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
6. INDEBTEDNESS TO RELATED PARTY (continued)
The former promissory note was payable to the Parent on demand and bore interest at 10% compounded monthly. Interest expense on this note amounted to $164 in the three months ended September 30, 2005 and $653 in the nine months ended September 30, 2005.
7. SHARE CAPITAL
Stock-based compensation plans
The Corporation maintains an equity incentive plan for employees under which stock options and SARs may be granted for up to 2,200,000 common shares of the Corporation. A total of 1,330,411 common shares were available for grant under the Corporation’s stock-based compensation plans as of September 30, 2006. The exercise price of each stock option and SAR is set at an amount not less than the market value of the common shares of the Corporation at the time of grant. Prior to the initial public offering, the market value of the common shares was determined by the Parent at the time of issuance of each stock option and SAR. Stock options and SARs vest evenly over a three-year period and expire ten years from the date of grant. Awards that expire or are forfeited generally become available for issuance under the plan. Independent directors who were appointed to the Corporation’s board of directors prior to May 2, 2006 were granted an initial award of 20,000 options. Effective May 2, independent directors are granted an initial award of 8,000 options upon appointment to the board. Each independent director is entitled to a subsequent annual award of 2,000 options. All options are granted at an exercise price not less than their fair market value at the date of grant. Effective May 2, 2006, independent directors are also granted 5,000 restricted share units upon appointment to the board. These units vest immediately and are subject to trading restrictions, with 1,000 shares available for sale on the first anniversary date and the remaining 4,000 shares upon retirement from the board. Each independent director is entitled to a subsequent annual grant of 3,000 restricted share units, 50% of which is subject to a one-year vesting and the remaining 50% to a two-year vesting. During the nine months ended September 30, 2006, 5,000 restricted share units with a fair value of $32 were granted to a new director. Employees are granted options in the quarter of their hire and subsequently upon the approval of the board of directors.
Effective January 1, 2006, the Corporation began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123(R) as interpreted by SAB 107. Prior to January 1, 2006, the Corporation accounted for stock options according to the provisions of APB No. 25 and related interpretations and, therefore, no compensation expense was recorded for awards granted with no intrinsic value. The Corporation has adopted the modified prospective transition method provided under SFAS 123(R) and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, the Corporation records expense over the vesting period in connection with SARs. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. As a result of the adoption of SFAS 123(R), the Corporation’s loss before income taxes and net loss for the three-month period ended September 30, 2006 were $120, and for the nine-month period ended September 30, 2006 were $324, greater than they would have been under the Corporation’s previous accounting method for share-based compensation. Basic and diluted net loss per common share for the three and nine months ended September 30, 2006 was not impacted by the change in accounting method. The Corporation evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123(R) and determined that no adjustment was required.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended September 30, 2006 and 2005
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
7. SHARE CAPITAL (continued)
Effective January 1, 2006, the Corporation adopted SFAS 123(R), which requires that liability classified awards such as SARs be measured at fair value at each balance sheet date until the awards are settled. Previously, net changes in the value of SARs, measured as the amount by which the market value of the common shares of the Corporation exceeds the exercise price at the measurement date, were recognized as compensation expense over the SARs vesting period with a corresponding increase to accounts payable and accrued liabilities. The impact of the adoption of this change in accounting principle was to increase the SAR liability as at December 31, 2005 from $90 to $97. As a result, the Corporation recorded a cumulative effect of a change in accounting principle of $7 in the condensed consolidated statements of operations in the first quarter of 2006.
Total stock compensation expense for the three months ended September 30, 2006 was $120 and was included in general and administrative expense. Total stock compensation expense for the nine months ended September 30, 2006 was $317, of which $313 was included in general and administrative expense and $4 was included in research and development expense.
In prior years, as permitted by SFAS 123, the Corporation elected to measure compensation costs for options as the excess, if any, of the market value of the shares at the date of the grant over the exercise price. As the exercise price of options granted by the Corporation was not less than the market value of the shares at the date of grant, no compensation expense was recognized.
If compensation costs for the Corporation’s stock option plans in 2005 had been determined based on the fair value methodology over the vesting period consistent with SFAS 123, the Corporation’s net income and income per share for the three and nine months ended September 30, 2005 would have been decreased to the pro-forma amounts indicated below:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net income applicable to common shareholders	$2,936	$194

Total stock-based employee compensation expense determined under fair-value based method for awards net of tax effects	(60)	(74)

Pro forma net income applicable to common shareholders	$2,876	$120

Net income per common share — basic	$0.30	$0.02
Net income per common share — diluted	$0.29	$0.02

Pro forma net income per common share — basic	$0.30	$0.01
Pro forma net income per common share — diluted	$0.29	$0.01

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended September 30, 2006 and 2005
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
7. SHARE CAPITAL (continued)
A summary of the status of the Corporation’s stock option plans as at September 30, 2006 and 2005 and changes during the three and nine months ended on those dates is presented below:

			Weighted Average Exercise
	Number of Options		Price (CDN$)
For the three months ended
September 30	2006	2005	2006	2005

Balance at beginning of period	775,128	672,105	$5.16	$3.37
Granted	24,104	40,531	15.47	5.10
Exercised	(31,778)	—	3.09	—
Forfeited	(2,753)	(1,134)	7.10	3.68

Balance at end of period	764,701	711,502	$5.57	$3.47

			Weighted Average Exercise
	Number of Options		Price (CDN$)
For the nine months ended
September 30	2006	2005	2006	2005

Balance at beginning of period	713,770	625,057	$3.47	$3.32
Granted	190,581	89,169	14.60	4.46
Exercised	(92,278)	—	3.08	—
Forfeited	(47,372)	(2,724)	15.08	3.55

Balance at end of period	764,701	711,502	$5.57	$3.47

The Corporation had no SARs outstanding at September 30, 2006 (December 31, 2005 — 12,646 with a weighted average exercise price of CDN$3.08 per SAR). During the three months ended September 30, 2006, no SARs were exercised and the remaining 2,270 SARS were forfeited. For the nine months ended September 30, 2006, 10,376 SARs were exercised and were settled with 7,610 shares of the Corporation. As a result, share capital was increased by $83 for the nine months ended September 30, 2006, with a corresponding reduction in accounts payable and accrued liabilities. No SARs were issued, exercised or forfeited in the nine months ended September 30, 2005. SARs may be settled for cash or shares of the Corporation at the Corporation’s option. There was no cumulative liability related to SARs at September 30, 2006 (December 31, 2005 — $90).
The following table summarizes information regarding stock options outstanding as at September 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
	Number	Average	Average		Number	Average
Range of Exercise	Outstanding at	Remaining	Exercise	Aggregate	Exercisable at	Exercise	Aggregate
Prices	September 30,	Contractual	Price	Intrinsic	September 30,	Price	Intrinsic
(CDN$)	2006	Life (Years)	(CDN$)	Value	2006	(CDN$)	Value

$3.08 to $4.62	565,695	5.55	$3.39	$2,746	485,605	$3.39	$2,356
$4.63 to $6.95	48,073	8.45	$5.15	$157	18,403	$5.17	$60
$6.96 to $9.50	—	—	$—	$—	—	$—	$—
$9.51 to $14.26	80,000	9.36	$11.36	$—	—	$—	$—
$14.27 to $17.28	70,933	9.68	$16.75	$—	—	$—	$—

$3.08 to $17.28	764,701	6.51	$5.57	$2,903	504,008	$3.45	$2,416

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended September 30, 2006 and 2005
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
7. SHARE CAPITAL (continued)
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Corporation’s closing stock price of U.S.$7.89 as of September 30, 2006 which would have been received by the stock option holders had all stock option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 613,768.
Options granted prior to January 1, 2006 were denominated in Canadian dollars while options granted on or after January 1, 2006 are denominated in U.S. dollars. Options granted in U.S. dollars in the third quarter of 2006 totaled 24,104 with a weighted average exercise price of U.S.$13.87. For the nine months ended September 30, 2006, options granted in U.S. dollars totaled 190,581 with a weighted average exercise price of U.S.$13.09. The exercise price has been converted to Canadian dollars for reporting purposes at the period-end exchange rate.
The weighted average remaining contractual life of options outstanding at September 30, 2006 was 6.51 years.
The Corporation’s non-vested stock options consist of options granted under the Corporation’s stock option plans. The fair value of each non-vested option is calculated using the stock price at the date of grant. A summary of the status of non-vested stock options as at September 30, 2006 and changes in the nine months ended September 30, 2006 is presented below:

		Weighted-Average
	Number of	Grant Date Fair Value
	Non-Vested Options	(CDN$)

Balance at December 31, 2005	215,409	$1.58

Granted	190,581	$9.00

Vested	(97,925)	$1.07

Forfeited	(47,372)	$9.09

Balance at September 30, 2006	260,693	$5.83

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions are noted in the table below. The Corporation’s common shares have a public trading history of only nine months. As a result, certain assumptions are currently based on assumptions used by the Parent to value its stock-based compensation expense. The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders. The weighted average fair value of options granted in the three months ended September 30, 2006 was CDN$9.70 (2005 — CDN$3.17) and for the nine months ended September 30, 2006 was CDN$9.00 (2005 — CDN$4.67). As of September 30, 2006, total compensation cost related to nonvested stock options not yet recognized was $986, which is expected to be recognized over the next 36 months on a weighted-average basis.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended September 30, 2006 and 2005
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
7. SHARE CAPITAL (continued)
The expected volatility of stock options and SARs is currently based upon the historical volatility of the Parent’s stock. The dividend yield reflects the Corporation’s intention not to pay cash dividends in the foreseeable future. The life of options is based on observed historical exercise patterns of the Parent. Groups of directors and employees that have similar historical exercise patterns are being considered separately for valuation purposes. The life of SARs reflects the remaining life of the SARs at the measurement date. The risk free interest rate is based on the yield of a Government of Canada zero-coupon issue with a remaining life approximately equal to the expected term of the option.

	Three and nine months ended
	September 30
Stock options	2006	2005

Expected volatility	58.1%	57.7%
Dividend yield	—	—
Expected life	7 years	7 years
Risk free rate	3.89%	4.33%

	Three and nine months ended
	September 30
SARs	2006	2005

Expected volatility	58.1%	57.7%
Dividend yield	—	—
Expected life	3.08 years	4.08 years
Risk free rate	3.89%	4.33%

8. (LOSS) INCOME PER SHARE
In calculating (loss) income per share under the treasury stock method, the numerator remains unchanged from the basic (loss) income per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income.
The impact of all dilutive securities on loss per share is anti-dilutive for the three and nine months ended September 30, 2006. Dilutive securities, relating to stock based compensation plans, including the dilutive impact of all outstanding options and SARs, totaled 480,936 for the third quarter of 2006 (2005 — 308,242) and 466,905 (2005 — 232,981) for the nine months ended September 30, 2006.
9. GUARANTEES
The Corporation has not provided for product warranty obligations as products presently sold to the Corporation’s customer carry a limited short term warranty and the Corporation’s claims experience has been negligible.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended September 30, 2006 and 2005
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
9. GUARANTEES (continued)
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
a) Assets by geographic segment

	September 30, 2006	December 31, 2005

Canada	$47,739	$56,005
United States	3,062	3,455

	$50,801	$59,460

b) Capital assets and intangible assets by geographic segment

	September 30, 2006	December 31, 2005

Canada	$12,298	$8,874
United States	1,110	1,464

	$13,408	$10,338

All of the Corporation’s revenues in the nine months ended September 30, 2006 and 2005 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.

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
Overview
      We develop, manufacture and commercialize innovative medical products that fight infection and inflammation based on our noble metal nanocrystalline technology. Our patented technology enables us to convert silver’s microcrystalline structure into an atomically disordered nanocrystalline coating. We believe that this conversion enhances silver’s natural antimicrobial properties and that currently marketed products with our SILCRYST™ coatings meet important patient needs. In addition, our nanocrystalline silver structures have exhibited potent anti-inflammatory properties in preclinical studies. We produce our nanocrystalline silver as a coating for medical devices under the trademark SILCRYST™ and as a powder for use as an active pharmaceutical ingredient, or API, which we refer to as NPI 32101. In September 2006, we completed a Phase 2 clinical trial of NPI 32101. While the clinical trial did not meet its primary efficacy end point, as discussed below, we still believe NPI 32101 may be useful for treating a wide range of infectious and inflammatory diseases.
      We have developed and received regulatory clearance to market four products using our SILCRYST™ coating for the advanced wound care market. In May 2001, we licensed to Smith & Nephew plc (“Smith & Nephew”), a global medical device company, the exclusive worldwide right to market, distribute and sell products using our SILCRYST™ coatings technology in products that are designed and indicated solely for the prevention, protection and/or treatment of non-minor dermal wounds or burns in humans (the “Field”), including improvements to those products, and any new products with our SILCRYST™ coating in the Field. Smith & Nephew markets products with our SILCRYST™ coating in over 30 countries around the world, including the United States, under its Acticoat™ trademark. Acticoat™ products using SILCRYST™ coatings are used for a wide variety of wound types by hospitals, clinics, burn centers, doctors’ offices, home healthcare agencies and nursing homes. We are also working with Smith & Nephew to develop new Acticoat™ advanced wound care products with our SILCRYST™ coating. We believe that the demand for Acticoat™ products with our SILCRYST™ coatings licensed to Smith & Nephew is and will be driven in large part by demographic factors, including population aging, the incidence of medical conditions such as diabetes and obesity and the displacement of traditional wound care products that we believe are clinically less effective than products using our SILCRYST™ coatings and by the introduction of Acticoat™ products using our SILCRYST™ coatings to new countries and for new applications.
      Our results of operations currently depend substantially on Acticoat™ product sales generated by Smith & Nephew, which is our only customer. Revenues under our agreements with Smith & Nephew consist of manufacturing reimbursements, royalties, payments upon the achievement of specified milestones and reimbursement for costs incurred in connection with the development of and improvement to SILCRYST™ coated products covered by the agreements. Smith & Nephew reimburses us for the cost of manufacturing the products we sell to them. On November 2, 2006, Smith & Nephew reported their third quarter 2006 results for wound care. They reported Acticoat™ sales growth of 1% as compared to the third quarter of 2005. Market conditions in the advanced wound care market, including the silver dressing segment, appear to be coming more competitive. This may impact our revenues in the near future, depending on future events, including Smith & Nephew’s response to market conditions. Any termination of or significant disruption in our agreements or relationship with Smith & Nephew, or a significant reduction in sales of Acticoat™ products would likely have a material adverse effect on our business and results of operations.
      Our manufacturing costs are recorded both as offsetting expense and revenue items on the consolidated statement of operations upon shipment to Smith & Nephew. Smith & Nephew’s obligation to reimburse us in any calendar year for fixed costs that are within our control or the control of our affiliates (including The Westaim Corporation), other than costs incurred at the request of Smith & Nephew, is capped at the greater of a fixed percent and the increase in the Canadian Consumer Price Index. We currently purchase most of our raw materials from single suppliers. The loss of any of these suppliers could result in a disruption in our production while we arrange for a replacement supplier. To reduce this risk, we maintain sufficient inventory levels to continue production for approximately six months.
      We record our royalty revenues upon the sale of our products by Smith & Nephew to its customers. Our royalty revenue varies in proportion to increases or decreases in Smith & Nephew’s sales of its Acticoat™ products. In that regard, Smith & Nephew has authority to unilaterally determine the selling price for its Acticoat™ products. Moreover, although Smith & Nephew has agreed to use reasonable commercial efforts to market Acticoat™ products, Smith & Nephew is not required to purchase any significant amount of product from us. In May 2004, in accordance with the agreements, the contractual royalty rate increased and from that date has remained and, under the terms of the agreements, is to remain constant for the life of the agreements, subject only to: (i) the possibility of a negotiated arbitrator-awarded reduction in royalty rates on sales in countries where patent protection has been lost and a competing product is being sold that would have infringed our patent rights had they been in effect; (ii) the possibility of a negotiated reduction in royalty rates on sales of a particular Acticoat™ product where Smith & Nephew does not realize industry standard gross profit margins on sales of such products; or (iii) a reduced royalty rate in respect of sales of Acticoat™ products in certain countries, including the United States, upon the expiration of patent rights to our SILCRYST™ coating in such country. Upon the expiration of certain patents beginning in 2014, we may be required to implement royalty reductions in respect of certain products in certain countries in which the patents have expired. It is also possible that, from time to time, certain products may fall within category (ii) above on a temporary basis and, while we are not obligated to agree to royalty reductions in those circumstances, we may choose to do so if we determine it is appropriate under the circumstances.
      We also receive milestone payments upon Smith & Nephew’s achievement of specified sales levels of Acticoat™ products and upon the achievement of regulatory events specified in our agreements with Smith & Nephew. The achievement of both of these events is out of our control and, therefore, it is uncertain as to whether or when we will earn future milestone payments. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $19.0 million of milestone payments we have already received, is $56.5 million. No milestone payments were earned from Smith & Nephew for the nine months ended September 30, 2006 and we do not expect to earn a milestone payment in the fourth quarter of 2006. A $5.0 million milestone payment was earned in the nine months ended September 30, 2005. The timing and receipt of a milestone payment affects the comparability of period-to-period results and may have a material effect on financial results. For example, without the milestone payments we earned in 2004, we would have reported a net loss of $8.7 million rather than net income of $1.3 million in 2004. Excluding milestone payments, our wound care product revenue for the year ended December 31, 2005 increased by 27% over the year ended December 31, 2004, by 75% in the year ended December 31, 2004 as compared to the year ended December 31, 2003, and by 58% in the year ended December 31, 2003 as compared to the year ended December 31, 2002.
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
      The exclusive right we granted to Smith & Nephew to market, distribute or sell products with our SILCRYST™ coatings in the Field does not apply to other types of products that we may develop using our technology, including, among other things, the pharmaceutical products we are developing or SILCRYST™ coated implants.
      We are developing pharmaceutical products to extend our nanocrystalline silver technology to the treatment of infectious and inflammatory conditions. Prior to the completion of our most recent Phase 2 study, our lead pharmaceutical product candidate was a topical cream containing NPI 32101 for the treatment of skin conditions. In September 2004, we announced results of a Phase 2 clinical trial for topical NPI 32101 in 224 adult patients with mild to moderate atopic dermatitis. In September 2006, we completed a second Phase 2 clinical trial of topical NPI 32101 for the treatment of mild to moderate atopic dermatitis in children and adolescents and announced efficacy data from this second Phase 2 trial. Treatment success was defined as “total clearance” or “almost total clearance” of disease signs. An intent-to-treat analysis with 387 patients demonstrated no significant difference in disease clearance among the three treatment groups. Analysis of the data demonstrated that 35.8% of patients receiving 2% NPI 32101 cream, 35.1% of patients receiving 1% NPI 32101 cream and 34.6% of patients receiving placebo cream achieved success in almost clearing or totally clearing their disease after 12 weeks of treatment. The success rates of both 2% and 1% NPI

      32101 creams were statistically identical to that of the placebo. Although the study did not meet its primary efficacy end point, the higher than expected placebo response rate may have made it difficult to discern efficacy of NPI 32101. Our detailed data analysis and discussions with investigators and our Scientific Advisory Board have not indicated any new evidence to suggest that the study’s preliminary results were incorrect. We have concluded that NPI 32101 in the studied formulation is not better than vehicle alone for atopic dermatitis and we will not continue with clinical trials for this disease.
      The study did demonstrate that treatment with NPI 32101 cream was well tolerated and the incidence of all adverse events was low and was not different among the NPI 32101-treated groups and the placebo-treated patients. In addition, our NPI 32101 cream formulation has been shown to be stable, cosmetically-acceptable, and to have broad spectrum antimicrobial activity in vitro testing. Therefore, we believe our NPI 32101 cream has the potential to treat a variety of skin conditions and we are exploring ways to bring this safe, stable, antimicrobial cream to market.
      Based on preclinical results in a variety of in vitro and in vivo models and the consistently favorable safety data generated in all studies, we believe that NPI 32101 has the potential to treat various inflammatory and infectious conditions. For example, we are conducting preclinical research for the use of NPI 32101 for the treatment of gastrointestinal conditions. We believe our nanocrystalline silver technology may be used to create a variety of additional pharmaceutical products that can treat medical conditions characterized by both infection and inflammation. In addition, we intend over time to continue our research with the objective of using our technology platform to enhance the recognized therapeutic effects of gold and platinum.
      We bear all costs relating to our research and development activities for our prospective products outside of our Smith & Nephew agreement. Gross margin from SILCRYST™ coated wound care products, which we define as revenue (excluding milestone payments) less manufacturing costs, funds a large portion of the development costs for other products. Research and development expenditures are increasing in 2006 as we expand clinical and pre-clinical research exploring the pharmaceutical attributes of our noble metal nanocrystalline technology.
      We are a majority owned subsidiary of The Westaim Corporation (“Westaim”), a Canadian company incorporated in Alberta, the shares of which are listed on the NASDAQ Global Market and the Toronto Stock Exchange. On December 29, 2005, we completed an initial public offering of 4.5 million common shares for gross proceeds of $45.0 million. We used $6.9 million of net proceeds to partially repay debt to Westaim and retained the remaining net proceeds to fund our operations. In accordance with the terms of the prospectus of our initial public offering, the remaining debt owed to Westaim in the amount of $39.6 million was converted to 3.96 million common shares on January 27, 2006. Westaim has provided us with financial, administrative and other support since our inception. We will continue to rely on Westaim for certain corporate and administrative services in the future. Historically, we have reimbursed Westaim for its costs of providing (or, in certain cases, for its costs of paying a third party to provide) these corporate and administrative services to us. While the total amount we pay to Westaim for these services in the future will vary according to the amount of services provided, the amounts we will pay Westaim for these services will be intended, as in the past, to reimburse Westaim for its cost of providing these services or for paying a third party to provide those services. In addition, we pay rent and operating expenses to Westaim on our manufacturing facility in Fort Saskatchewan, Alberta.
      In the future, we may consider acquisitions of intellectual property or companies engaged in the development or production of drugs or devices to combat infection and inflammation. However, we currently have no agreements or understandings regarding any acquisitions. Any acquisitions may require that we obtain additional financing.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(in thousands)
Wound Care Product Revenue	$7,309	$5,211	$19,830	$13,856
Milestone Revenue	—	5,000	—	5,000

Total Revenue	$7,309	$10,211	$19,830	$18,856
Manufacturing Costs	$4,985	$2,929	$13,303	$7,276
Gross Margin Excluding Milestone Revenue	$2,324	$2,282	$6,527	$6,580
Gross Margin Percent Excluding Milestone Revenue	31.8%	43.8%	32.9%	47.5%
Three Months Ended September 30, 2006 and September 30, 2005
      Revenue. Total revenue for the three months ended September 30, 2006 was $7.3 million compared to $10.2 million for the three months ended September 30, 2005. The decrease of $2.9 million is attributable primarily to a $5.0 million milestone payment earned in the third quarter of 2005 compared to no milestone payment in the third quarter of 2006, which was offset in part by an increase in wound care product revenue from Smith & Nephew. Wound care product revenue was $7.3 million for the three months ended September 30, 2006 compared to $5.2 million for the three months ended September 30, 2005. The increase of $2.1 million is primarily attributable to an increase in manufacturing cost reimbursement from Smith & Nephew due to increased sales of product to Smith & Nephew. Sales to Smith & Nephew increased in part due to Smith & Nephew’s decision to increase its inventory of Acticoat™ products to achieve its desired level. If inventory is now and remains at acceptable levels for Smith & Nephew, our sales of product to Smith & Nephew may become more in line with its sales to customers.
      Manufacturing Costs. Manufacturing costs for the three months ended September 30, 2006 were $5.0 million compared to $2.9 million for the three months ended September 30, 2005. The increase of $2.1 million, or 72%, is attributable primarily to higher production volumes of Acticoat™ wound care products driven by increased orders from Smith & Nephew to support its Acticoat™ sales growth and to increase its product inventory.
      Gross Margin. Gross margin excluding milestone revenue for the three months ended September 30, 2006 was $2.3 million, or 31.8%, compared to $2.3 million, or 43.8%, for the three months ended September 30, 2005. We recognize manufacturing revenue when we ship product to Smith & Nephew and earn royalty income when Smith & Nephew sells product to its customers. Consequently, our gross margin percent may vary from quarter to quarter due to the difference in timing of when we ship product to Smith & Nephew and when Smith & Nephew sells product to its customers. In the third quarter of 2006, we shipped a substantially higher volume of Acticoat™ product to Smith & Nephew, as compared to the third quarter of 2005, and for which the related royalties have not yet been earned. Therefore, our gross margin percent for the three months ended September 30, 2006 was lower when compared to the percent for the three months ended September 30, 2005.
      Research and Development Costs. Research and development costs for the three months ended September 30, 2006 were $3.0 million compared to $2.2 million for the three months ended September 30, 2005. The increase of $0.8 million is attributable to the continuation into the third quarter of 2006 of the second Phase 2 dermatological clinical study that commenced in the third quarter of 2005. We expect research and development costs to continue for the foreseeable future.
      General and Administrative Costs. General and administrative costs were $1.6 million for the three months ended September 30, 2006 compared to $1.1 million for the three months ended September 30, 2005. The increase of $0.5 million is primarily attributable to the increased costs associated with operating as a publicly traded company. We expect increased administrative costs to continue for the foreseeable future.
      Interest Expense. There was no interest expense in the three months ended September 30, 2006 compared to interest expense of $0.9 million for the three months ended September 30, 2005. Interest expense decreased due to the conversion of the remaining debt owed to Westaim into common shares on January 27, 2006. At September 30, 2006 there was no debt owed to Westaim.

      Income Taxes. Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases. The income tax expense reported in our condensed consolidated statements of operations is related to Canadian large corporations tax and U.S. alternative minimum tax. We have net operating loss carry forward for income tax purposes of approximately $36.4 million at September 30, 2006 compared to $23.9 million at September 30, 2005 that can be used to offset taxable income, if any, in future periods. These losses have been fully offset by valuation allowances, and expire at various times to the end of 2026, with $5.0 million expiring by 2012. We also have accumulated capital losses of approximately $1.9 million at September 30, 2006 compared to $2.1 million at September 30, 2005 as well as research and development tax credits of approximately $3.4 million at September 30, 2006 compared to $2.4 million at September 30, 2005, which will expire at various times until 2016.
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
      As noted elsewhere, we expect to incur losses on a quarterly and annual basis for the foreseeable future. Accordingly, we cannot predict when or if we will generate taxable income and whether and to what extent we will be able to use our NOLs to offset any such taxable income.
Nine Months Ended September 30, 2006 and September 30, 2005
      Revenue. Total revenue for the nine months ended September 30, 2006 was $19.8 million compared to $18.9 million for the nine months ended September 30, 2005. A $5.0 million milestone payment was earned in the nine months ended September 30, 2005 where no milestone was earned in the nine months ended September 30, 2006. Therefore, product related revenue amounted to $19.8 million for the nine months ended September 30, 2006 compared to $13.9 million for the nine months ended September 30, 2005. The increase of $5.9 million is attributable primarily to an increase in manufacturing cost reimbursement from Smith & Nephew due to increased sales of product to Smith & Nephew. If inventory is now and remains at acceptable levels for Smith & Nephew, our sales of product to Smith & Nephew may become more in line with its sales to customers.
      Manufacturing Costs. Manufacturing costs for the nine months ended September 30, 2006 were $13.3 million compared to $7.3 million for the nine months ended September 30, 2005. The increase of $6.0 million, or 82.2%, is attributable primarily to higher production volumes of Acticoat™ wound care products driven by increased orders from Smith & Nephew to support its Acticoat™ sales growth and to increase its product inventory.
      Gross Margin. Gross margin excluding milestone revenue for the nine months ended September 30, 2006 was $6.5 million or 32.9% compared to $6.6 million or 47.5% for the nine months ended September 30, 2005. We recognize manufacturing revenue when we ship product to Smith & Nephew and earn royalty income when Smith & Nephew sells product to its customers. Consequently, our gross margin percent may vary from period to period due to the difference in timing of when we ship product to Smith & Nephew and when Smith & Nephew sells product to its customers. In the nine months ended September 30, 2006, we shipped a substantially higher volume of Acticoat™ product to Smith & Nephew as compared to the nine months ended September 30, 2005, and for which the related royalties have not yet been earned. Therefore, our gross margin percent for the nine months ended September 30, 2006 was lower when compared to the percent for the nine months ended September 30, 2005.
      Research and Development Costs. Research and development costs for the nine months ended September 30, 2006 were $9.3 million compared to $5.8 million for the nine months ended September 30, 2005. The increase of $3.5 million is attributable to the continuation into the third quarter of 2006 of the second Phase 2 dermatological clinical study that commenced in the third quarter of 2005. We expect research and development costs to continue for the foreseeable future.
      General and Administrative Costs. General and administrative costs were $4.9 million for the nine months ended September 30, 2006 compared to $2.8 million for the nine months ended September 30, 2005. The increase of $2.1 million is attributable to the increased costs associated with operating as a publicly traded company. We expect increased administrative costs to continue for the foreseeable future.
      Interest Expense. Interest expense was $0.3 million for the nine months ended September 30, 2006 compared to $2.6 million for the nine months ended September 30, 2005. Interest expense decreased due to the conversion of the remaining debt owed to Westaim into common shares on January 27, 2006. At September 30, 2006 there was no debt owed to Westaim.
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
      The indebtedness to Westaim at January 1, 2006 consisted of a term loan in the amount of $39.6 million, which bore interest at a rate of 10% per annum. On January 27, 2006, this debt was converted to 3.96 million common shares at $10.00 per share. As a result, we do not owe any debt to Westaim and as at September 30, 2006, Westaim owned 74.8% of our common shares.
      During the third quarter of 2005, we began construction of an expansion of our Fort Saskatchewan production facility with an estimated cost of approximately $5.7 million which we expect to complete by the middle of 2007. We also intend to continue pharmaceutical product development and expect to have increased working capital requirements to the extent we are successful in increasing our revenues. In addition, we expect to have capital expenditures of approximately $2.0 million related to pharmaceutical research and development activities in 2006. Actual expenditures may vary from these estimates. We can provide no assurance if and when such capital expenditures will occur. At September 30, 2006, we had cash and short-term investments of $21.2 million, as compared to $27.2 million at June 30, 2006, $29.3 million at March 31, 2006 and $35.9 million at December 31, 2005. Prior to the offering, cash was kept at levels necessary to fund short-term activities in order to minimize borrowings from Westaim.
Three Months Ended September 30, 2006 and September 30, 2005
      Cash used in operations amounted to $4.4 million for the three months ended September 30, 2006, and was $1.9 million for the three months ended September 30, 2005. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, including milestone payments, from Smith & Nephew, inventory levels and the timing of payments to suppliers.
      Cash provided from investing activities amounted to $6.6 million for the three months ended September 30, 2006 and cash used in investing activities amounted to $0.9 million for three months ended September 30, 2005. For the three months ended September 30, 2006, $8.3 million was provided from the maturity of short-term investments which consist of Canada Treasury bills denominated in U.S. dollars. Use of cash was for capital expenditures, which was $1.7 million for the three months ended September 30, 2006 and $0.9 million for the three months ended September 30, 2005.
      Cash provided from financing activities amounted to $0.1 million for the three months ended September 30, 2006 and related to proceeds from the issuance of common shares upon the exercise of employee stock options. In the three months ended September 30, 2005, Westaim advanced us $2.3 million to fund our operating and capital expenditures.
Nine Months Ended September 30, 2006 and September 30, 2005
      Cash used in operations amounted to $11.8 million for the nine months ended September 30, 2006 and was $4.2 million for the nine months ended September 30, 2005. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables, including milestone payments, from Smith & Nephew, inventory levels and the timing of payments to suppliers.
      Cash used in investing activities amounted to $3.9 million for the nine months ended September 30, 2006 and was $3.4 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, $22.7 million was provided from the maturity of short-term investments which consist of Canada Treasury bills denominated in U.S. dollars and $22.2 million was used to purchase short-term investments. Capital expenditures were $4.3 million for the nine months ended September 30, 2006 and $3.3 million for the nine months ended September 30, 2005.
      Cash provided from financing activities of $0.3 million for the nine months ended September 30, 2006 related to proceeds from the issuance of common shares upon the exercise of employee stock options. In the nine months ended September 30, 2005, Westaim advanced us $7.1 million to fund our operating and capital expenditures.
      We expect to continue to make significant investments in our product pipeline and in our efforts to prepare for regulatory approval and commercial launch of new products. Consequently, we expect to incur losses on a quarterly and annual basis for the foreseeable future as we continue to develop and commercialize existing and future products. We also expect to incur increased general and administrative expenses in the future, due in part to the legal, accounting, insurance and other expenses that we will incur as a result of being a public company, and expenses relating to filing, prosecution, defense and enforcement of patent and intellectual property rights.
      We expect that our available cash resources will be sufficient to support our current and expected operations, including the completion of the expansion of our Fort Saskatchewan, Alberta production facility that began at the end of the third quarter of 2005, the hiring of additional employees and our pharmaceutical product development initiatives, including additional pharmaceutical development capital equipment, for at least the next 12 months. However, we will likely be required to obtain additional financing within the next 12 months or sooner if our cash resources are insufficient to satisfy our liquidity requirements or if we decide to pursue new product development initiatives, collaborations, acquisitions or strategies. The adequacy of our available funds to meet future operating and capital requirements will depend on many factors, including the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our product candidates and the occurrence of unexpected developments. We may seek to raise additional financing through the sale of equity, equity-related or debt securities or loans. The sale of additional equity or equity-related securities may result in additional dilution to our shareholders. Debt financing will expose us to risks of leverage, including the risk that we may be unable to pay the principal of and interest on our indebtedness when due, and that we may be required to pledge our assets as collateral for any debt financing that we obtain. Moreover, additional financing may not be available at times, in amounts or on terms acceptable to us or at all, particularly because we have granted a first priority security interest in certain critical patents and other intellectual property to Smith & Nephew. If we are unable to obtain additional financing as and when required, we may be forced to reduce the scope of, or delay or eliminate, some or all of our planned research, development and commercialization activities and we may also be required to reduce the scale of our operations, any of which could have a material adverse effect on our business.

Contractual Commitments and Obligations at September 30, 2006
      The table on the next page reports commitments and obligations that have been recorded on our condensed consolidated balance sheet as of September 30, 2006. Certain other obligations and commitments, while not required under GAAP to be included in the condensed consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Cash Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
	(in millions)
Consolidated Obligations and Commitments as of September 30, 2006:
Facilities operating leases:
Westaim	$0.6	$1.3	$1.3	$2.2	$5.4
Third Parties	0.5	0.9	—	—	1.4
Purchase Obligations:
Capital	1.2	—	—	—	1.2
Operations	3.0	—	—	—	3.0
Total obligations and commitments	$5.3	$2.2	$1.3	$2.2	$11.0
Off-Balance Sheet Commitments as of September 30, 2006
      As of September 30, 2006, our future minimum commitments and contractual obligations included operating leases of two facilities. These items are not required to be recorded on our balance sheet under GAAP. They are disclosed in the table presented above and described more fully in the following paragraphs in order to provide a more complete picture of our financial position and liquidity as of September 30, 2006. Our Fort Saskatchewan, Alberta facility is rented from Westaim pursuant to two separate leases covering a total of 82,223 square feet of space. On July 1, 2005, we entered into a lease agreement formalizing the previous rental terms and conditions, which lease has been subsequently amended to, among other things, increase the square footage of the leased space. Of the 77,719 square feet of manufacturing, laboratory and office space covered by the lease, as amended, 69,589 square feet is subject to an initial term of 10 years, expiring in 2015. The remaining 8,130 square feet is subject to an initial five-year term, expiring June 30, 2010. All of this leased space is subject to up to three five-year renewal terms, at renewal rates equal to the greater of fair market value or existing base rent plus Alberta CPI (Consumer Price Index) increases since the last rent was determined. On December 1, 2005, we entered into a lease agreement with Westaim for an additional 4,504 square feet of office space for a 13 month term expiring December 31, 2006 provided that, at our option, this space may be rolled into the unexpired term of the July 1, 2005 lease (including any rights of renewal). Our future minimum commitments under the Fort Saskatchewan, Alberta leases are $0.6 million for each of the twelve-month periods commencing from October 1, 2006 to the expiry of the lease.
      Our Wakefield, Massachusetts office and laboratory facility is leased from a third party and consists of 23,567 square feet. The lease term began on July 27, 2001 and will expire on July 30, 2009. There are options to extend for two terms of five years each. Our future minimum commitments under the Wakefield, Massachusetts lease are $0.5 million for each of the twelve-month periods commencing from October 1, 2006 to the expiry of the lease.
      In the normal course of operations, we may provide indemnifications that are contractual terms to counterparties in transactions such as purchase and sale agreements, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require us to compensate the counterparties for costs incurred as a result of various events, such as litigation claims or statutory sanctions that may be suffered by the counterparty as consequence of the transaction. The terms of the indemnifications agreements will vary based upon the agreement, the nature of which prevents us from making a reasonable estimate of the maximum potential amount that we could be required to pay counterparties. Historically, we have not made any payments under such indemnifications and no amounts have been accrued in the condensed consolidated financial statements with respect to these indemnification guarantees. In addition, we have entered into indemnification agreements with our officers and directors.
Critical Accounting Policies and Significant Judgments and Estimates
      Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the condensed consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those related to revenue recognition, inventory valuation, stock-based compensation and useful lives of capital and intangible assets. Estimates are based on historical experience and on various other factors that we believe appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources and the methodology is consistent with prior years. Actual results may differ from these estimates under different assumptions or conditions.
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
Translation of Foreign Currencies
      Our functional currency is the Canadian dollar. The functional currency of our wholly owned subsidiary, NUCRYST Pharmaceuticals Inc., is the U.S. dollar. The balance sheet accounts of the subsidiary are translated into Canadian dollars at the period end exchange rate, while income, expense and cash flows are translated at the average exchange rate for the period. Translation gains or losses related to net assets of such operations are shown as a component of accumulated other comprehensive loss in shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are transaction denominated in a currency other than our functional currency, are included in the condensed consolidated statement of operations. We use the U.S. dollar as our reporting currency to be consistent with other companies in our industry peer group. The Canadian functional currency consolidated financial statements are translated to the U.S. dollar reporting currency using the current rate method of translation.
      The table on the following page summarizes the foreign exchange rates used in the preparation of our condensed consolidated financial statements using period-end and period-average noon buying rates reported by the U.S. Federal Reserve Bank of New York as stated as the number of Canadian dollars to one U.S. dollar. High and low noon buying rates are also included.

Month Ended	Period End Rate	Period Average Rate	High Rate	Low Rate
2006
January	1.1436	1.1572	1.1726	1.1436
February	1.1379	1.1489	1.1577	1.1379
March	1.1670	1.1573	1.1722	1.1320
April	1.1203	1.1441	1.1718	1.1203
May	1.1027	1.1100	1.1232	1.0989
June	1.1150	1.1137	1.1241	1.0991
July	1.1309	1.1294	1.1415	1.1112
August	1.1066	1.1182	1.1312	1.1066
September	1.1151	1.1161	1.1272	1.1052

2005
January	1.2396	1.2248	1.2422	1.1982
February	1.2295	1.2401	1.2562	1.2294
March	1.2094	1.2160	1.2463	1.2017
April	1.2568	1.2359	1.2568	1.2146
May	1.2512	1.2555	1.2703	1.2373
June	1.2256	1.2402	1.2578	1.2256
July	1.2257	1.2229	1.2437	1.2048
August	1.1893	1.2043	1.2185	1.1888
September	1.1607	1.1777	1.1880	1.1607
Stock Based Compensation
      On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires that all share-based payments to directors and employees, including grants of stock options, be recognized in the financial statements based on their fair values.
      We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2006 was $120, which consisted of stock-based compensation expense of $144 related to director and employee stock options and a recovery of $24 related to stock appreciation rights (“SARs”), with a corresponding increase to additional paid-in-capital (“APIC”) of $144 and a decrease in accounts payable and accrued liabilities of $24. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $317, which consisted of stock-based compensation expense of $335 related to director and employee stock options and a recovery of $18 related to SARs, with a corresponding increase to APIC of $335 and a decrease in accounts payable and accrued liabilities of $18. There was no stock-based compensation expense related to employee stock options recognized during the nine months ended September 30, 2005.
      SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. See Note 3 and Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report for additional information.
      SFAS 123(R) requires that liability classified awards such as SARs be revalued to estimated fair value at each reporting date using an option pricing model. Prior to the adoption of SFAS 123(R), we valued SARs at the amount by which the market value exceeded the exercise price at each measurement date. As a result of implementing SFAS 123(R) on January 1, 2006, we increased its SAR liability from $90 to $97, with the increase recorded as a cumulative effect of a change in accounting principle in the condensed consolidated statements of operations.
      We continue to use the Black-Scholes option-pricing model for valuation of share-based payment awards which was previously used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The assumptions used in the valuation of stock-based compensation using the Black-Scholes model are discussed in Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Recently Adopted and Pending Accounting Pronouncements
SFAS 155
      In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We currently do not have any hybrid financial instruments.
SFAS 157
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 157 will have on our consolidated financial statements.

SAB 108
      In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for fiscal years beginning after November 5, 2006. We are currently evaluating the impact SAB 108 will have on our consolidated financial statements.
EITF 06—3
      In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), which is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 addresses which taxes assessed by a Government Authority should be considered and how these taxes should be presented in the income statement (i.e., gross versus net). We are currently evaluating the impact EITF 06-3 will have on our consolidated financial statements.
EITF 03—1
      In November 2005, the FASB issued FASB Staff Position (“FSP”) SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which nullified 2004 guidance issued by the EITF on determining whether an impairment is other-than-temporary, and effectively reverted back to previous guidance in this area. The FSP generally encompasses guidance for determining when an investment is impaired, how to measure the impairment loss and what disclosures should be made regarding impaired securities. The adoption of this FSP did not have a material impact on our results of operations or financial position.
FIN 48
      In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize the impact of a tax position in the financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We are currently evaluating the impact FIN 48 will have on our consolidated financial statements.
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
      Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Changes in internal control over financial reporting
      There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
      In the normal course of business, we may be subject to litigation and claims from third parties. We are not currently a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
      As of the end of our third quarter, there were no additional material risks and no material changes to the risk factors discussed in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      As of the end of our third quarter, there were no unregistered sales of equity securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
      As of the end of our third quarter, there were no defaults in payments upon senior securities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      As of the end of our third quarter, there were no matters submitted to a vote of security holders.
ITEM 5. OTHER INFORMATION
      None
ITEM 6. EXHIBITS
      The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit
Number	Exhibit
10.1	Restricted Stock Unit Award Agreement dated August 28, 2006 (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by NUCRYST Pharmaceuticals Corp. on September 1, 2006.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized .

Date: November 7, 2006

NUCRYST Pharmaceuticals Corp.

By:	/s/Scott H. Gillis

Scott H. Gillis
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2006

NUCRYST Pharmaceuticals Corp.

By:	/s/Eliot M. Lurier

Eliot M. Lurier
Vice President, Finance and Administration, Chief Financial Officer
(Principal Financial Officer)