Form 10-K
period 2006-12-31
NUCRYST Pharmaceuticals Corp.
filed 2007-03-28
CIK 1344674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes ☐    No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $58,805,598 (based on the last closing price of the common shares of U.S. $12.89, as reported on the NASDAQ Global Market on that date). Shares of the registrant’s common shares held by each officer and director and each person who owns 10% or more of the outstanding common shares of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 7, 2007

Common Shares	18,312,856 shares

     In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the December 31, 2006 noon buying rate reported by the Federal Reserve Bank of New York, being U.S. $1.00 = C$1.1652.
FORWARD-LOOKING STATEMENTS
     The information in this Annual Report on Form 10-K which includes Management’s Discussion and Analysis, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and/or forward-looking information under applicable Canadian provincial securities laws (collectively “forward-looking statements”) which are subject to the “safe harbor” created by those sections. Forward-looking statements reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the pharmaceutical and medical device industry and business, demographic and other matters in general. The words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “anticipate,” “may,” “will,” “continue,” “further,” “seek,” and similar words or statements of a future or forward-looking nature are intended to identify forward-looking statements for purposes of the federal securities laws or otherwise, although not all forward-looking statements contain these identifying words.

     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results and other circumstances and events to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” above and the following:
•	the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs;

•	our reliance on our relationship with Smith & Nephew;

•	our reliance on sales of Acticoat™ products with our SILCRYST™ coatings;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	our ability to maintain and establish corporate collaborations;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	our ability to comply with applicable governmental regulations and standards;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance;

•	competitive companies, technologies and our industry;

•	changes in regulation or tax laws applicable to us;

•	changes in accounting policies or practices;

•	changes in general economic conditions;

•	other risks and uncertainties that have not been identified at this time; and

•	management’s response to these factors.
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
     Unless the context otherwise requires, all references to “NUCRYST”, “we”, “our”, and “us” in this Annual Report on Form 10-K refer to NUCRYST Pharmaceuticals Corp. and its subsidiaries.

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
     Advanced wound care products with our SILCRYST™ coatings have received FDA clearance and approval of other regulators for over 30 countries around the world and are sold by Smith & Nephew plc, a global medical device company, under its Acticoat™ trademark. Acticoat™ products are used for a wide variety of wound types by hospitals, clinics, burn centers, doctors’ offices, home healthcare agencies and nursing homes. We have worked with Smith & Nephew to develop new Acticoat™ wound care products with our SILCRYST™ coatings. Smith & Nephew’s launch of Acticoat™ Moisture Control product in April, 2005 resulted from these efforts. Acticoat™ products compete in the advanced wound care products market, which according to Frost & Sullivan, a market research firm, was an approximately $1.5 billion global market in 2005 and the advanced wound care dressing market is projected to grow to approximately $2.6 billion by 2011. Operating income from our wound care products, which we define as revenue (including milestone payments) less manufacturing costs and other expenses associated with wound care products, funds a large portion of our research and product development activities.
     We are currently focusing on developing pharmaceutical products containing our NPI 32101 silver to extend our nanocrystalline silver technology to the treatment of gastrointestinal conditions. Until November 2006, we were also developing a pharmaceutical topical cream containing NPI 32101 for the treatment of dermatologic conditions. In furtherance of these and other research and development activities, we incurred research and development costs of $11.2 million in 2006, $8.5 million in 2005, and $9.0 million in 2004. However, after reviewing the results from our second Phase 2 clinical trial of our topical cream containing NPI 32101 for the treatment of atopic dermatitis, we concluded that NPI 32101 in the studied formulation did not have the potential to effectively treat mild to moderate atopic dermatitis and, in November 2006, we announced the discontinuance of all plans for future clinical trials of the studied formulation for this disease.
     The study did demonstrate that treatment with NPI 32101 cream was well tolerated and the incidence of all adverse events was low and was not different among the NPI 32101-treated groups and the placebo-treated patients. In addition, our NPI 32101 cream formulation has been shown to be stable, cosmetically-acceptable, and to have broad spectrum antimicrobial activity in in vitro testing. Therefore, we believe our NPI 32101 cream has the potential to treat a variety of skin conditions and we are exploring ways to bring this antimicrobial cream to market.
     Based on preclinical results in a variety of in vitro and in vivo models and the consistently favorable safety data generated in all studies, we believe that NPI 32101 has the potential to treat various inflammatory and infectious conditions. For example, we are conducting preclinical research for the use of NPI 32101 for the treatment of gastrointestinal conditions. We believe our nanocrystalline silver technology may be used to create a variety of additional medical products that can treat medical conditions characterized by both infection and inflammation.
     We are a majority owned subsidiary of The Westaim Corporation, a Canadian company incorporated in Alberta and the shares of which are listed on the NASDAQ Global Market (“NASDAQ”) and the Toronto Stock Exchange. Westaim traces its roots to the research and development operations of its predecessor parent corporation, a Canadian metals company. In the early 1990s, we began experimenting with the application of nanotechnology to silver with significant funding from the Canadian federal and Alberta provincial governments. These efforts ultimately led to the creation and development of our SILCRYST™ coatings and our NPI 32101 API for pharmaceutical formulations.
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
     We have demonstrated in non-clinical studies that our nanocrystalline silver exhibits anti-inflammatory properties in three ways. It suppresses two naturally occurring inflammatory agents, specifically IL-12b and TNFa, and reduces the level of a naturally occurring enzyme called MMP-9. While helpful at the correct levels, excessive amounts of these substances are associated with inflammation. In addition, it increases the natural cell death of certain inflammatory cells, specifically polymorphonuclear leukocytes, or PMNs.
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

Market Overview
  Wound Care Market
     Acticoat™ products with our SILCRYST™ coatings compete in the advanced wound care market, which includes products for chronic wounds, serious burns and traumatic and surgical wounds. According to Frost & Sullivan, advanced wound care products was an approximately $1.5 billion global market in 2005 and the advanced wound care dressings market is projected to grow to approximately $2.6 billion by 2011. We believe that the aging population and growing incidence of diabetes and obesity in many of our markets are driving an increase in the incidence of serious and difficult-to-heal wounds. In addition, we believe that wound care technology is motivating physicians to increase their use of advanced wound care products.
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
     Another important segment of the advanced wound care market is the treatment of traumatic wounds and surgical wounds. Traumatic wounds often have irregular edges and missing flesh, making them difficult to heal and prone to infection. According to the March-April 2005 Journal of the American Podiatric Medical Association, citing data published in 1988, approximately 10 million patients with traumatic wound injuries are seen in U.S. emergency departments each year. Surgical wounds, resulting from incisions, are more regular than traumatic wounds, but still have the potential to become infected. In the United States there were approximately

31 million surgical procedures performed in 2004 according to the 2004 National Hospital Discharge Survey, a survey conducted by the National Center for Health Statistics, a department of the United States Department of Health and Human Services. These procedures range from spinal taps with a needle incision to open heart surgeries, which require large chest incisions. With the increasing resistance of many infectious agents to systemic antibiotics, there is a need for products that can help prevent the entry of infectious agents into the body. We believe that this market segment presents a natural extension for our SILCRYST™ coatings for wound care products.
   Pharmaceutical Market
     Following the cancellation in November 2006 of any further development of the pharmaceutical topical cream containing NPI 32101 for the treatment of atopic dermatitis, we are focusing our current pharmaceutical development activities on products containing NPI 32101 silver to treat gastrointestinal conditions.
     The gastrointestinal market is comprised of the drugs and other treatments for the many diseases causing heartburn, acid indigestion and bowel disorders. We have begun exploring the use of our nanocrystalline technology to treat inflammatory bowel disease, or IBD, ulcerative colitis and Crohn’s disease. Ulcerative colitis and Crohn’s disease are typically treated with anti-inflammatories, immunomodulators, corticosteroids, antibiotics or other treatments. According to IMS Health, prescription drug sales for the treatment of IBD were approximately $1.5 billion in 2005.
Acticoat™ Products With Our SILCRYST™ Coatings
     We have developed and received regulatory clearance to market four products using our SILCRYST™ coatings for the advanced wound care market. We have licensed to Smith & Nephew the exclusive worldwide rights to market, distribute and sell products with our SILCRYST™ coatings that are designed and indicated solely for use on non-minor skin wounds and burns on humans. Smith & Nephew markets these products under its Acticoat™ trademark to healthcare professionals in over 30 countries. The Acticoat™ product line using our SILCRYST™ coatings targets the higher cost segments of the serious wound care dressings market.
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
     Health care professionals select different types of dressings for different types of wounds. Some wounds are dry while others have excess fluid, or exudate. As a result, an effective portfolio of products must address various wound types. As described below, Smith & Nephew’s Acticoat™ product family with our SILCRYST™ coatings is designed to treat a wide variety of serious wounds. Each of these currently marketed products has been cleared by the FDA and Health Canada.
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
   Acticoat™ Moisture Control Dressings
     The Acticoat™ Moisture Control Dressing is a solid foam dressing for wounds with light to moderate exudate, providing antimicrobial activity for up to seven days. Smith & Nephew currently sells the Acticoat™ Moisture Control Dressing in the United States and Canada, and introduced it in Europe in 2006. The Acticoat™ Moisture Control Dressing is used primarily in the chronic wound segment of the wound dressing market. The Acticoat™ Moisture Control Dressing consists of an absorbent foam sandwiched between an outer film and a non-adherent wound contact layer with SILCRYST™ coatings. The Acticoat™ Moisture Control Dressing was developed in collaboration with Smith & Nephew.
   New Acticoat™ Products
     We have worked with Smith & Nephew to develop new Acticoat™ wound care products in the form of line extensions and innovative new dressing designs using SILCRYST™ coatings. We believe that new products will support Smith & Nephew’s efforts to continue to grow Acticoat™ sales by offering dressings designed for specific wound types. Our intent is to continually improve our nanocrystalline coatings so that Acticoat™ products reflect our latest developments in silver delivery technology. Since the introduction of the Acticoat™ dressing in 1998, the product line has grown from one to four dressing designs with multiple sizes within each dressing design. Multiple new products are in various stages of development.
Our Other Products
Topical Formulation with NPI 32101
     While the Phase 2 clinical trial of the topical cream formulation containing NPI 32101 for the treatment of mild to moderate atopic dermatitis in children and adolescents did not meet its primary end points, it did demonstrate that treatment with NPI 32101 cream was well tolerated and that the incidence of all adverse events was low and was not different among the NPI 32101-treated groups and the placebo-treated patients. In addition, our NPI 32101 cream formulation has been shown to be stable, cosmetically-acceptable, and to have broad spectrum antimicrobial activity in in vitro testing. Therefore, we believe our NPI 32101 cream has the potential to treat a variety of skin conditions and we are currently developing a topical cream containing NPI 32101 as a barrier to infection. In furtherance of this initiative, in December 2006, we began pursuing a 510(k) application with the FDA for our NPI 32101 cream.
Our Pre-Clinical Programs
     We are also researching potential pharmaceutical products containing NPI 32101 for use in the treatment of gastrointestinal disorders. Our nanocrystalline silver has exhibited the ability to suppress the expression of two inflammatory cytokines, TNFa and IL-12b. Overexpression of these two cytokines has been linked to inflammatory bowel disorders (“IBD”) such as ulcerative colitis and Crohn’s disease. We have conducted reproducible experiments that demonstrate a favorable effect of NPI 32101 on ulcerative colitis in a non-clinical laboratory study. Because our product appears, based on these preliminary experiments, to reduce colon thickening and ulceration at least as well as sulfasalazine, a drug used to treat IBD, and because we believe that many patients do not respond to currently available treatments for IBD, we are continuing this research in an effort to develop formulations of our API for the treatment of serious gastrointestinal disorders.
Our Clinical Development Program
     Since 2003, we have been engaged in a series of human clinical studies with our cream formulations of NPI 32101 for the treatment of atopic dermatitis pursuant to an Investigational New Drug, or IND, application that we filed with the FDA. These studies have consisted of a Phase 2 safety and efficacy study and several Phase 1 and Phase 2 safety studies.
     Our first safety and efficacy Phase 2 clinical study provided us with important observations about the relationship between dosage strength of our NPI 32101 topical cream and patient response as well as the relationship between the length of treatment with our NPI 32101 topical cream and patient response. We used these observations to guide the design of our second safety and efficacy Phase 2 clinical study. This second safety and efficacy Phase 2 clinical was designed to test placebo, 1.0% and 2.0% dosage strengths in 387 children and adolescents with atopic dermatitis over a 12-week treatment period. In this second safety and efficacy Phase 2 clinical study, investigators were asked to make a global assessment of the patient’s signs and symptoms at each study visit, and to evaluate whether “total clearance” or “almost total clearance” of symptoms has been achieved. The intent to treat analysis showed a response rate of 35.8% for 2% cream, 35.1% for 1% cream and 35.8% for the placebo cream. Thus, we have concluded that NPI 32101 in the studied formulations is not better than the placebo alone for atopic dermatitis and have decided not to continue with clinical trials for this disease.
     With respect to our Phase 1 safety studies of our NPI 32101 topical cream, in a recently completed pharmacokinetic study, we determined serum concentrations and urinary excretion of silver in 18 adult patients with atopic dermatitis and 18 matching healthy adult controls following four times daily application of 1% and 2% NPI 32101 cream for two weeks. Silver could not be detected in the serum of a majority of the subjects, and when silver was detected in the minority of the subjects, the levels were low and there was no correlation with the concentration of cream, area covered with cream or the presence or absence of disease. Similarly, urinary silver excretion was not related to these factors or to the detection of silver in the serum. Based on these observations, we believe that systemic exposure to silver in normal subjects and in patients with atopic dermatitis treated with topical NPI 32101 is likely to be low.
Smith & Nephew Agreements
     Prior to May 2001, we manufactured, marketed and sold directly to end users Acticoat™ wound care products. In May 2001, we entered into a number of agreements with Smith & Nephew providing greatly expanded sales and marketing resources to support the Acticoat™ product line, including a license and development agreement under which we licensed to Smith & Nephew the exclusive right to market, distribute and sell products with our SILCRYST™ coatings that are designed and indicated solely for use on non-minor skin wounds and burns on humans world-wide, and a supply agreement under which we agreed to manufacture these products and supply them exclusively to Smith & Nephew. These agreements do not give Smith & Nephew the right to sell consumer first-aid products with our SILCRYST™ coatings designed for self-medication or use without advice from a health care professional. We also sold various assets to Smith & Nephew in connection with the license and development agreement and the supply agreement, including certain manufacturing equipment (which we then leased back), the Acticoat™ trade name and trademark and various regulatory approvals. Pursuant to these agreements, Smith & Nephew markets and sells products with our SILCRYST™ coatings under its Acticoat™ trademark.
   License and Development Agreement
     Under the license and development agreement, Smith & Nephew has the right to market, distribute and sell products with our SILCRYST™ coatings that are designed and indicated solely for use on non-minor skin wounds and burns on humans, including improvements to those products, and any new products with our SILCRYST™ coatings that are designed and indicated solely for use on non-minor skin wounds and burns on humans. The license we have granted to Smith & Nephew is exclusive, which means that we have agreed not to license the right to market, distribute or sell products with our SILCRYST™ coatings that are designed and indicated solely for use on non-minor skin wounds and burns on humans to any other party. This exclusive right does not apply to other types of products that we may develop using our technology, such as the pharmaceutical products we are developing. Smith & Nephew has agreed to pursue the development and commercialization of products with our SILCRYST™ coatings in the market for silver-based products that are designed and indicated solely for use on non-minor skin wounds and burns on humans. The license and development agreement expires in May 2026, although it may be terminated earlier by either party if the other party fails to cure a material breach of the agreement, suspends its operations or ceases to carry on business or files for bankruptcy or takes other similar actions.

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
     We earned a $1.0 million milestone payment in 2001 for the first sale of product in Europe and a $3.0 million milestone payment in 2003 for the receipt of a regulatory approval in Europe. We earned a $5.0 million sales milestone payment in the first quarter of 2004, another $5.0 million sales milestone payment in the third quarter of 2004 and a $5.0 million sales milestone payment during the third quarter of 2005. No milestone payment was earned in 2006. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $19.0 million of milestone payments we have already received, is $56.5 million.
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
   Supply Agreement
     Under the supply agreement, Smith & Nephew has appointed us as its exclusive supplier of the existing Acticoat™ products as well as any new products that we mutually agree to, and we have agreed not to sell these products to anyone else until such time as Smith & Nephew’s license to market, distribute and sell Acticoat™ products containing our SILCRYST™ coatings has terminated or expired. We are obligated to supply the quantity of Acticoat™ product specified in a rolling demand forecast provided to us by Smith & Nephew on a monthly basis. The price paid for the products by Smith & Nephew is equal to our fully allocated cost of goods sold including equipment depreciation plus, under the Licensing & Development Agreement, a royalty based on sales of these products by Smith & Nephew. The fully allocated costs of goods sold includes certain direct costs such as direct materials, direct labor, labeling, testing and packaging, and a proportionate share of indirect costs associated with Acticoat™ production relating to manufacturing facilities, including administration, labor, rent, insurance, utilities, repairs and quality control. In addition, although we are required to fund the up-front costs of capital expenditures to acquire equipment used to manufacture Acticoat™ products, we are entitled under the supply agreement to recoup these costs over time through reimbursement for depreciation expense. Smith & Nephew is not required to reimburse us for any costs incurred in acquiring or improving owned real property, buildings or similar improvements. Smith & Nephew’s obligation to reimburse us in any calendar year for fixed costs that are within our control or the control of our affiliates (including Westaim), other than costs incurred at the request of Smith & Nephew, is capped at the greater of a fixed percent and the increase in the Canadian Consumer Price Index. All payments under the supply agreement are made in U.S. dollars. In calculating sales levels for royalty payments under the supply agreement, sales by Smith & Nephew in currencies other than the U.S. dollar are converted into the U.S. dollar based on the average exchange rate for the prior quarter.
     Under the supply agreement, we lease certain manufacturing equipment from Smith & Nephew which represented approximately 40% of our total manufacturing capacity at December 31, 2006. If we suffer a material difficulty in supplying Acticoat™ products and that difficulty is not cured on a timely basis, this lease would terminate and Smith & Nephew would have the right to take possession of the equipment it leases to us and buy our other manufacturing equipment used in the production of Acticoat™ products. In such case, Smith & Nephew would also receive the right to use our technology to manufacture, on its own, Acticoat™ products for non-minor skin wounds and burns on humans. If within one year of Smith & Nephew commencing to manufacture Acticoat™ products under these circumstances, we are able to demonstrate to the reasonable satisfaction of Smith & Nephew that we are once again able to manufacture products in accordance with our agreements with Smith & Nephew, our lease from Smith & Nephew of the previously leased manufacturing equipment would resume at a cost no greater than Smith & Nephew incurred during its period of manufacture, subject to our reimbursing Smith & Nephew for its costs incurred to establish and terminate its manufacturing operations and subject to any then-existing Smith & Nephew third party commitments, and the lease would also cover any manufacturing equipment that Smith & Nephew had purchased from us, and the right of Smith & Nephew to use our manufacturing technology would cease.
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
   Manufacturing and Technology Escrow Agreement
     Under the manufacturing and technology escrow agreement, we have deposited with an escrow agent certain documentation and manuals that describe technology used to manufacture Acticoat™ products. Upon the occurrence of certain release events, the documentation and manuals would be released by the escrow agent to Smith & Nephew as part of the right to use our technology to manufacture Acticoat™ products designed and indicated solely for use on non-minor skin wounds and burns on humans. A release event is defined as a material difficulty supplying Acticoat™ products under our supply agreement with Smith & Nephew that is not cured on a timely basis or the occurrence of certain events in connection with our insolvency or bankruptcy.
   Security Trust Agreement and Trust Indenture
     Under the security trust agreement and the trust indenture, we have granted to Smith & Nephew a security interest in our manufacturing technology and patent rights used in the manufacture of Acticoat™ products. This security interest secures our obligations to Smith & Nephew under the manufacturing right that would be granted to Smith & Nephew as described above. Under the security trust agreement and trust indenture, Smith & Nephew may take possession of and use the manufacturing technology and patent rights upon the occurrence of a release event as described under “Smith & Nephew Agreements—Manufacturing and Technology Escrow Agreement.” Accordingly, Smith & Nephew would have the right, upon the occurrence of specified events, to use our manufacturing technologies and patent rights to manufacture Acticoat™ products on its own or with a third party. Assignments with respect to the patent rights that are covered by the security interest have been deposited with a trustee under the security trust agreement and the indenture.

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
Marketing
     Under the terms of our long-term agreements, Smith & Nephew, a global medical device company, is responsible for all sales and marketing activities with respect to Acticoat™ dressings. Smith & Nephew supports its local sales and marketing efforts with a marketing team that provides strategic and global market planning for the Acticoat™ brand. To maximize the potential of our SILCRYST™ technology and Smith & Nephew’s global reach, we have worked closely with Smith & Nephew to develop new Acticoat™ wound care products with our SILCRYST™ coatings.
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
     At February 28, 2007, our quality, operations and engineering staff was made up of 115 technicians, some of whom are professional engineers with expertise in quality systems, equipment design, logistics and production. Our Fort Saskatchewan, Alberta facility purchases and stores raw materials, coats wound care dressing components, assembles, labels and packages finished product for sterilization and finally, ships the products to Smith & Nephew.
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
     As of January 12, 2007, we hold 21 United States patents having expiration dates ranging from 2012 to 2022. In addition, we are pursuing 20 United States patent applications. Our goal is to hold corresponding patents and applications in our most important target markets outside the United States. Accordingly, we hold 82 corresponding patents from jurisdictions such as European Union countries, Australia, Canada, China and Japan. Moreover, we are pursuing 33 corresponding patent applications outside of the United States, including two patent cooperation treaty applications, which may lead to the filing of additional foreign patent applications.
     We believe our portfolio of issued patents prevents unlicensed parties from making, using, importing, selling and/or offering to sell our nanocrystalline silver material independent of its form and no matter how it is made or used in the United States and other important markets outside the United States. We believe our portfolio of pending patent applications, if and when issued, may help prevent unlicensed parties from making, using, importing, selling and/or offering to sell certain aspects of our technology in the United States and other important markets outside the United States.

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
Competition
     The medical device and pharmaceutical industries are intensely competitive. There are numerous silver-containing advanced wound care dressings and silver-coated medical devices available from a variety of health care companies. Some of these products have been recently introduced and directly compete with Acticoat™ dressings. We sell products containing our SILCRYST™ coatings to Smith & Nephew and Smith & Nephew markets and sells them under its Acticoat™ trademark into a larger competitive environment.
     Major competitors in the advanced wound dressing market in which Smith & Nephew’s Acticoat™ products are sold include Convatec, a Bristol Myers Squibb company, Johnson & Johnson Wound Management, a division of Ethicon, Inc., Argentum Medical, LLC, Coloplast Corp., AcryMed, Inc., 3M Company, Kinetic Concepts Inc., Mölnlycke Health Care Group AB and Paul Hartmann AG. To the extent that we develop medical device and pharmaceutical products to treat dermatological and gastrointestinal conditions, we will face competition from medical device and pharmaceutical companies developing alternative products to treat these diseases. In addition, we face and will continue to face competition from other major multi-national pharmaceutical companies and medical device companies, specialty pharmaceutical companies, universities and other research institutions.
Third-Party Reimbursement and Pricing Controls
     In the United States and elsewhere, sales of pharmaceutical products and medical devices depend in significant part on the availability of reimbursement to the consumer from third-party payors, including government health authorities, managed care providers, public health insurers, private health insurers or other organizations. Third-party payors are increasingly challenging the prices charged for medical products and services and examining their cost-effectiveness. It can be time consuming and expensive to go through the process of seeking reimbursement approval from Medicare and private payors. Acticoat™ dressings or other products from which we may receive revenue in the future may not be considered cost-effective, and reimbursement may not be available or sufficient to allow these products to be sold on a competitive and profitable basis.
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
Employees
     As of February 28, 2007, we had a total of 158 employees in Canada and the United States. Of these 158 employees, 29 were engaged in research and development 100 in manufacturing and quality assurance and 29 in administration. We had 70, 92 and 151 employees at the end of 2003, 2004 and 2005, respectively. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with employees to be good.
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
     We have a history of net losses. For the year ended December 31, 2003, we had a net loss of $2.3 million and negative cash flow from operations of $2.2 million. We would have realized a net loss and negative operating cash flow for the year ended December 31, 2004, but for the receipt of $10.0 million in milestone payments from Smith & Nephew. For the year ended December 31, 2005, we had negative operating cash flow of $2.1 million, and we would have realized a greater net loss but for the receipt of $5.0 million in milestone payments from Smith & Nephew. For the year ended December 31, 2006, we had a net loss of $10.5 million, negative operating cash flow of $12.6 million and an accumulated deficit of $34.1 million. Our ability to generate revenue is dependent on our ability to successfully and in a timely fashion manufacture products for sale by Smith & Nephew and design, develop, obtain regulatory approval for, manufacture, and commercialize our product candidates. We expect to increase our operating expenses and capital expenditures over the next several years as we expand our research and development activities and scale up our manufacturing and quality control operations and hire additional personnel. As a result, we expect to continue to incur net losses and negative cash flow from operations for the foreseeable future. Therefore, we will be required to obtain additional financing in the future, and additional financing may not be available at times, in amounts or on terms acceptable to us or at all, which would have a material adverse effect on our business. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when or if we will become profitable.
Prior to our initial public offering in December 2005, we were wholly dependent upon Westaim for financial support, and must now rely on third parties for financing.
     In the past, all of our external financing was provided by Westaim and we have relied on Westaim for the ongoing financial support necessary to operate our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We repaid a portion of our debt to Westaim with a portion of the proceeds of our initial public offering and Westaim exchanged our remaining debt to it for additional common shares. As a result, Westaim does not currently provide us with financing or financial support, nor does it intend to provide us any financing or financial support in the future and to the extent we obtain financing to support our cash need, we will be entirely reliant on third parties for financing. We do not have any lines of credit or other financing arrangements in place with banks or other financial institutions. We will likely require additional external financing in the future and there can be no assurance that we will be able to obtain additional financing on commercially reasonable terms, which would have a material adverse effect on our business.
We are dependent on our relationship with Smith & Nephew.
     In May 2001, we entered into a number of agreements with Smith & Nephew. The principal agreements are a license and development agreement under which we licensed to Smith & Nephew the exclusive right to market, distribute and sell products with our SILCRYST™ coatings that are designed and indicated solely for use on non-minor skin wounds and burns on humans worldwide, and a supply agreement under which we agreed to manufacture these products and supply them to Smith & Nephew. Our agreements with Smith & Nephew are described under the heading “Business—Smith & Nephew Agreements.”
     Since May 2001, all of our revenues have been earned under our contracts with Smith & Nephew and Smith & Nephew is currently our only customer. Our revenues under these contracts are derived primarily from royalties, which are calculated as a percentage of Smith & Nephew’s sales of Acticoat™ products, milestone payments, which are cash payments we receive upon the achievement by Smith & Nephew of certain sales goals or regulatory achievements relating to the Acticoat™ products, and reimbursement for our costs incurred in manufacturing Acticoat™ products. As a result, our revenues generally vary in proportion to increases or decreases in Smith & Nephew’s sales of its Acticoat™ products. We therefore depend and will continue to depend on Smith & Nephew to market and sell Acticoat™ products successfully. Smith & Nephew reported Acticoat™ sales growth of 5% in the fourth quarter of 2006 as compared to the fourth quarter of 2005 and 9% for the year 2006 as compared to the year 2005. However, Smith & Nephew has previously announced that market conditions in the advanced wound care market, including the silver dressing segment, appear to be becoming more difficult due in part to increased competition and customer cost containment efforts. If Smith & Nephew does not increase future sales of its Acticoat™ products, this would likely have a material adverse effect on us and on the market price of our common shares.
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
     We have agreed to exclusively supply Smith & Nephew with our SILCRYST™ coatings for use in Smith & Nephew’s products that are designed and indicate solely for use in non-minor skin wounds and burns in humans, which are marketed by Smith & Nephew under its Acticoat™ trademark. Our agreements with Smith & Nephew cover products that are designed and indicated used solely to treat non-minor skin wounds and burns on humans, which we sometimes collectively refer to as “serious” wounds, excluding consumer first-aid products designed for self-medication or use without advice from a health care professional. We currently do not have any other products being sold in the marketplace. Consequently, all of our revenue is received from Smith & Nephew and is principally comprised of cost reimbursement, royalty payments and milestone payments. The amount of our revenues is determined primarily by the level of sales of Acticoat™ products achieved by Smith & Nephew. Moreover, Smith & Nephew is not required to purchase any significant amount of products from us. We are at risk of Smith & Nephew becoming less motivated to market Acticoat™ products due to any one of a number of factors, including other products marketed by Smith & Nephew having better profit margins, or achieving greater acceptance or popularity with health care providers, than the Acticoat™ products. We are also subject to the risk that sales of Acticoat™ products will not grow or will decline due to factors outside Smith & Nephew’s control, including competition from products marketed by competitors having better characteristics or lower prices than Acticoat™ products resulting in customers generally preferring the competitor’s products.
     Smith & Nephew has the authority to unilaterally determine the selling price for Acticoat™ products. Smith & Nephew may set a relatively low price for our products, or give discounts or rebates that effectively lower the price of the Acticoat™ products, which in either case could reduce our revenues and delay or eliminate receipt of milestone payments.
     If we lose our patent rights in a particular country and in respect of a particular SILCRYST™ coated product and if someone else sells a competing product in that country that would have infringed on our patent rights had they been in effect, then we are obligated to negotiate in good faith with Smith & Nephew for the reduction of the royalty rate applicable to sales of the particular product in that country for so long as the competing product is being sold and we are without patent protection. If those negotiations do not result in any agreement, the matter would be referred to binding arbitration, although there is a limit on the maximum royalty reduction permitted. Any reduction in our royalties will adversely affect our results of operations and financial condition.
     Decisions regarding key aspects of our relationship with Smith & Nephew and the pricing and marketing of Acticoat™ products are made by a limited number of key Smith & Nephew executives. The departure or replacement of any of these executives could have a material adverse effect on our relationship with Smith & Nephew.
     Our future success depends in part on the launch of new Acticoat™ products by Smith & Nephew. We have worked in the past and intend to work in the future with Smith & Nephew on the development of such new products; however, the decision to develop or launch a new product, the timing of the development and launch and all related matters are entirely within Smith & Nephew’s discretion. Therefore, there can be no assurance that new products will be developed or launched at all or on the timeline or in a manner favorable to us.
We may be unable to sell our existing products to other parties, even if our agreements with Smith & Nephew expire or terminate.
     We have agreed to exclusively supply Smith & Nephew with our SILCRYST™ coatings for use in silver-based products that are designed and indicated solely for use on non-minor skin wounds and burns on humans. We do not have the right to sell these products to other parties so long as Smith & Nephew has complied with the terms of our agreements. In addition, we do not have the right to sell the products marketed by Smith & Nephew as Acticoat™ 3/ Acticoat™ Burn and Acticoat™ 7 in the United States or Canada under any circumstances.
     If our agreements with Smith & Nephew were terminated or expire, or if we otherwise have the right to sell SILCRYST™-coated wound care products to customers other than Smith & Nephew, we may be unable to market, distribute and sell these products or to enter into a marketing, distribution and sales agreement with another distributor. We do not currently have a marketing, distribution or sales organization and we cannot assure you that we would be successful in marketing, distributing or selling our products were we to attempt to do so.
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
     As discussed below, if we suffer a material difficulty in supplying Acticoat™ products, Smith & Nephew may manufacture or cause a third party to manufacture Acticoat™ products, and in such circumstances we will be subject to a number of risks, including, but not limited to, Smith & Nephew failing to comply with FDA-mandated current good manufacturing practices or similar regulations in other jurisdictions, resulting in mandated production halts or limitations, Smith & Nephew experiencing manufacturing quality or control issues which halt or limit Acticoat™ production, and a greater risk that some of our proprietary manufacturing processes and trade secrets will become known to other third parties. Smith & Nephew has on several occasions requested that we increase our production capacity and, as a result, we are currently expanding our production capacity. However, we may not be able to do so in the future or to supply Smith & Nephew with the quantity or quality of products it requests. For a description of certain factors that may make it difficult to supply the quantity of Acticoat™ products required by Smith & Nephew, see below.
     We are obligated to provide the quantity of Acticoat™ product specified by Smith & Nephew in its demand forecasts. Meeting anticipated demand for Acticoat™ products estimated by Smith & Nephew may require significant scale-up expenses for new facilities and personnel. Although Smith & Nephew is required to reimburse us for costs of manufacturing products that we sell to Smith & Nephew, reimbursement for capital expenditures to acquire equipment typically takes the form of cash payments approximately equal to our depreciation, which payments are typically spread out over a number of years. Accordingly, scaling up our manufacturing capability may require that we make substantial up-front cash expenditures for which we will not be reimbursed for a period of several years. Smith & Nephew is not required to reimburse us for any costs incurred in acquiring or improving owned real property, buildings or similar improvements and, as a result, we are and will be required to obtain additional financing to fund any such expenditures we cannot assure you that we will be able to do so. Smith & Nephew’s obligation to reimburse us in any calendar year for fixed costs that are within our control or the control of our affiliates (including Westaim), other than costs incurred at the request of Smith & Nephew, is capped at the greater of a fixed percent and the increase in the Canadian Consumer Price Index. Moreover, we cannot assure you that we will be able to successfully increase our manufacturing capacity to meet anticipated demand or that we will be able to satisfy demand in a cost-effective manner. Further, the demand forecasts provided by Smith & Nephew may materially overstate actual demand for Acticoat™ products, thereby resulting in excessive inventories and the potential for loss of product due to shelf-life expiration, or such forecasts may materially understate actual demand for Acticoat™ products resulting in lost sales due to the inability to meet demand on a timely basis. Either situation would have a negative impact on our results of operations. In that regard, we have recently shipped more products to Smith & Nephew as Smith & Nephew has sought to increase its inventory of Acticoat™ products to its desired level. While we recognize manufacturing cost reimbursement as revenue upon shipment of Acticoat™ products to Smith & Nephew, we do not recognize royalty revenues until Smith & Nephew sells these products to its customers, and consequently, increases in Smith & Nephew’s inventory levels, or changes in the relative contribution of manufacturing cost reimbursement and royalty revenues to our total revenues, has affected and may in the future affect our gross margins.
     We lease certain manufacturing equipment from Smith & Nephew which represented approximately 40% of our total manufacturing capacity at December 31, 2006. If we suffer a material difficulty in supplying Acticoat™ products (which would give Smith & Nephew the right to assume the manufacture of Acticoat™ products as described below), and that difficulty is not cured on a timely basis, this lease would terminate and Smith & Nephew would have the right to take possession of the equipment it leases to us and to buy our other manufacturing equipment used in the production of Acticoat™ products. In such case, Smith & Nephew would also receive the right to use our technology and this equipment to manufacture, on its own, Acticoat™ products for non-minor skin wounds and burns on humans. If Smith & Nephew were to take possession of this equipment and manufacture Acticoat™ products on its own or with a third party, even for a limited period of time, it would have a material adverse effect on our business.
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
     We have agreed to indemnify Smith & Nephew in respect of claims resulting from any alleged physical injury or property damage as a result of our acts or omissions, the failure to perform our obligations under the license and development agreement and the supply agreement, our non-compliance with applicable law or regulation, or any breach of our representations under these two agreements for so long as the particular representation survives. Also, we have agreed to indemnify Smith & Nephew in respect of claims resulting from any actual or threatened action by any third party alleging our SILCRYST™ coatings infringe that third party’s intellectual property rights. Smith & Nephew’s remedy for such an infringement action is limited to withholding damages or royalties it must pay on account of the infringement action from amounts or royalties payable to us under the two agreements, unless we have breached any representation to Smith & Nephew in connection with that infringement.
Our ability to develop and sell future products, particularly our gastrointestinal and future wound care products, is critical to our success, and if we fail to do so, our business and financial condition will suffer.
     We have invested and will continue to invest a significant portion of our time and financial resources in the development of future products including products for wound care and gastrointestinal applications. With the discontinuance in 2006 of our clinical trial program for our pharmaceutical product candidate for the treatment of dermatological conditions, we have experienced a setback in the timeline for the development and introduction of potential new products. We are now refocusing our research efforts on preclinical work in gastrointestinal applications of our nanocrystalline technology and we are pursuing the introduction of the NPI 32101 cream formulation as a medical device. The development of medical devices and pharmaceutical products is risky because we cannot be sure that products will be as effective as we anticipate or will receive regulatory approval, and the development of new products is extremely costly and typically extends over many years. Even if we receive regulatory approval, other companies may be able to market similar products prior to the launch of our products, during which time their products may gain a significant marketing advantage. We expect to incur substantial capital expenditures in connection with the development of future products. If we fail to successfully develop and sell our future products then we will not earn any return on our investment in these future products, which will adversely affect our results of operations and could adversely affect the market price of our common shares. It would also adversely affect our financial condition. In addition, if we are unable to develop future products, we will remain dependent on Smith & Nephew’s ability to market and sell Acticoat™ products successfully.
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
     If we cannot overcome any of these factors, we may not be able to develop and introduce new products in a timely or cost-effective manner, which could adversely affect our future growth and results of operations. Our failure to develop new products could adversely affect the market price of our common shares.
     Materials made in the nanoscale size range can often have chemical or physical properties that are different from those of their larger counterparts. Such differences include altered magnetic properties, altered electrical or optical activity, increased structural integrity, and increased chemical and biological activity. Because of these properties, nanotechnology materials have great potential for use in a vast array of products. However, because of some of their special properties, they may pose different safety issues than their larger counterparts. Our nanocrystalline technology may present safety risks which are unknown at this time, and which may result in claims against us. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time and attention. If product liability lawsuits are brought against us, they could result in costly litigation and significant liabilities.
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

     We have product liability insurance coverage in an amount that we believe is adequate for a company of our size in our industry under a policy maintained by Westaim, which covers Westaim and other entities it controls, and we expect to have this coverage at least until June 30, 2007 when Westaim’s coverage expires at which time we intend to obtain our own insurance policies or continue our coverage under Westaim’s renewed policies, unless Westaim no longer holds more than 50% of our outstanding common shares, and subject to the earlier termination of the services agreement we entered into with Westaim or that portion of the services agreement relating to the provision of insurance to us by Westaim. See “Certain Relationships and Related Party Transactions—Relationship with Westaim—Services Agreement.” Once we are no longer covered by Westaim’s insurance policies, we will have to obtain our own insurance policies, which could result in increased costs or reduced insurance coverage. In addition, our insurance coverage may not protect us against any or all of the product liability claims which could be brought against us in the future, and there can be no assurance that we will be able to obtain product liability insurance in the future at a cost that we deem acceptable, or at all. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim and, if such a claim is successful, damage awards may not be covered, in whole or in part, by our insurance. We may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. We may also be obligated to indemnify our collaborators and make payments to other parties with respect to product liability damages and claims. Defending any product liability claims, or indemnifying others against those claims, could require us to expend significant financial and managerial resources.
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
     We may not be able to compete successfully. Major competitors in the advanced wound dressing market in which Smith & Nephew’s Acticoat™ products are sold include Convatec, a Bristol Myers Squibb company; Johnson & Johnson Wound Management, a division of Ethicon, Inc.; Argentum Medical, LLC; Coloplast Corp.; AcryMed, Inc.; 3M Company; Kinetic Concepts, Inc.; Mölnlycke Health Care Group AB and Paul Hartmann AG. To the extent that we develop pharmaceutical products to treat gastrointestinal conditions, we will face competition from pharmaceutical companies developing alternative drugs to treat this disease. In addition, we face and will continue to face competition from other major multi-national pharmaceutical companies, medical device companies, specialty pharmaceutical companies, universities and other research institutions.
     Products or treatments of our competitors that exist now or that may be developed in the future may reduce the marketability of the current SILCRYST™ coatings and any of our future products, particularly to the extent such products:
are more effective;
have fewer or less severe adverse side effects;
•	have better patient compliance;

•	receive better reimbursement terms;

•	are accepted by more physicians;

•	have better distribution channels;

•	are easier to administer;

•	are less expensive; or

•	are more cost effective.
     We cannot assure you that our competitors will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by us or that would render our technology and products obsolete and noncompetitive in these fields.

     Some of our competitors, either alone or together with their collaborators, have substantially greater financial, sales and marketing, manufacturing, and other resources and larger research, development and regulatory staffs than we do. In addition, many of our competitors, either alone or together with their collaborators, have significantly greater experience than we do in discovering, developing, manufacturing and marketing products and may also have greater experience in conducting clinical trials and obtaining regulatory clearances or approvals. As a result, they may be able to devote greater resources to the development, manufacture, marketing or sale of their products, initiate or withstand substantial price competition or development costs, or more readily take advantage of acquisitions or other opportunities. Additional mergers and acquisitions, collaborations or other transactions, or the emergence or growth of other competitors in the medical device and pharmaceutical industries, may result in our competitors having even more resources.
If we are unable to effectively manage our expected future growth, we may develop too much production capacity resulting in too high of a cost structure to continue to produce Acticoat™ products cost effectively or we may develop production capacity too slowly and be unable to meet demand for Acticoat™ products with our SILCRYST™ coatings and, in either event, we may be unable to develop or commercialize future products successfully.
     We currently manufacture Acticoat™ products with our SILCRYST™ coatings in our manufacturing facility in Fort Saskatchewan, Alberta. At the end of the third quarter of 2005, we began construction of an expansion of our production facility with an estimated cost of approximately $5.7 million. We also hired additional employees to increase our production capacity. We are funding the up-front costs of the capital expenditures required to acquire the new production equipment associated with this expansion. Once we complete the expansion and start using the new equipment to produce Acticoat™ products, we are entitled to recoup these costs over time from Smith & Nephew through reimbursement for depreciation expense, the payment of which are typically spread over a number of years. We expect the capacity expansion will be completed by the middle of 2007.
     We began this expansion based on forecasted production volumes of Acticoat™ products provided to us by Smith & Nephew but cannot guarantee that the production volumes will grow as forecasted or that we will be able to expand production capacity as planned, or at all. In this regard, Smith & Nephew has announced recently that market conditions in the advanced wound care market, including silver dressings segment, has become more competitive due to increased competition and customer cost containment efforts. We are uncertain as to whether or the extent to which this increased competition will have a negative impact on Acticoat™ product sales growth. If we complete the expansion and production volumes do not grow as forecasted by Smith & Nephew, we may not need the equipment, and therefore, may not be able to begin recouping our up-front investment through reimbursement of depreciation expense from Smith & Nephew which could have a material adverse effect on our business and results of operation.
     Conversely, to the extent that we are successful in expanding production capacity, our ability to manage our operations and expected growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to make such improvements in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to develop and commercialize future products and compete effectively, and our future financial performance will depend, in part, on production volumes growing as forecasted and on our ability to manage any future growth effectively. However, there can be no assurance that we will be able to achieve sufficient manufacturing capabilities to satisfy demand for our current or new products in a cost-effective manner or to produce and sell the quantities necessary for us to operate profitably.
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
     We rely substantially upon the services of Scott H. Gillis, our President and Chief Executive Officer; Paul J. Schechter, our Vice President, Drug Development & Regulatory Affairs and Chief Medical Officer; Eliot M. Lurier, our Vice President, Finance and Administration and Chief Financial Officer; and David C. McDowell, our Vice President, Manufacturing Operations. Although these individuals have employment agreements with us, we cannot assure you that we will be able to retain their services. In the event Mr. Gillis or Dr. Schechter is terminated without cause, we will be required to make severance payments to such officer under the terms of his employment agreement. See “Executive Compensation—Employment Agreements.” We do not currently maintain key man life insurance policies with respect to any of our employees.

     Our success also depends in part on our ability to attract and retain highly qualified scientific, commercial and administrative personnel. In order to pursue our product development and commercialization strategies, we will need to retain existing personnel or hire new personnel with experience in a number of disciplines, including product development, manufacturing, quality, clinical testing, government regulation, sales and marketing, drug reimbursement and information systems. There is intense competition for personnel in the fields in which we operate. If we are unable to retain existing employees or attract new employees, we may be unable to continue our development and commercialization activities.
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
     Our facilities and the facilities of others on which we depend may be affected by natural or man-made disasters, which may include terrorist activities. We depend on our manufacturing facility and research laboratories, as well as our critical information systems, for the continued operation of our business. Our sole manufacturing facility is located in Fort Saskatchewan, Alberta, Canada. This facility and the manufacturing equipment that we use to produce our products, as well as our critical information systems, would be difficult to replace and could require substantial lead time to repair or replace. In the event that our manufacturing facility was affected by a natural or man-made disaster, we would be forced to construct new manufacturing facilities and may not be able to produce our products in sufficient quantities, or at all, during the period of construction. In that regard, due to the specialized nature of our manufacturing equipment, we anticipate that it would take a substantial period of time to construct new manufacturing facilities. Moreover, we would need to secure regulatory approval to manufacture our products at a new facility. Accordingly, construction of new facilities and regulatory approvals could take years to complete and could result in significant costs to us.

We have historically had internal controls and accounting processes in place and have modified these controls and processes over time as the need has arisen. However, if our internal controls and accounting processes are insufficient, we may not detect in a timely manner misstatements that could occur in our financial statements in amounts that could be material.
     As a result of our initial public offering and the subsequent listing of our common shares on NASDAQ and the Toronto Stock Exchange, we need to devote substantial efforts to the reporting obligations and internal controls required of a public company in the United States and Canada, which will result in substantial costs, and a failure to properly meet these obligations could cause investors to lose confidence in us and have a negative impact on the market price of our common shares. Because, prior to our initial public offering, we had a small accounting staff and relied on Westaim to provide certain accounting services to us, these obligations will be more taxing on our resources than if we were a larger organization.
     We will be required to devote significant resources to the documentation and testing of our operational and financial systems for the foreseeable future. In connection with our initial public offering we took a number of steps to prepare for quarterly financial reporting and we have had only limited operating experience with the improvements we made. We will need to make continued efforts with respect to the documentation of our internal controls in order to meet the requirements of being a public company in the United States and Canada, including the rules under Section 404 of the Sarbanes-Oxley Act of 2002 in the United States and Multilateral Instrument 52-109—Certification Disclosure in Issuers’ Annual and Interim Filings. However, the improvements we have made to date and the efforts with respect to our accounting processes that we will need to continue to make may not be sufficient to ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in the United States or Canada or result in misstatements in our consolidated financial statements in amounts that could be material. Insufficient internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares and may expose us to litigation risk.
     We have incurred and will continue to incur significant expenses as a result of being a public company. We completed our initial public offering in December 2005 and we have incurred and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and the NASDAQ Global Market, and National Policy 58-201—Corporate Governance Guidelines implemented by the Canadian securities administrators, have required changes in corporate governance practices of public companies. Compliance with these laws, rules and regulations has substantially increased and will continue to substantially increase our expenses, including our legal and accounting costs, and makes some activities more time-consuming and costly. We also expect that these laws, rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Consequently, we have experienced and expect to continue to experience a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our results of operations and financial condition.
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
     Smith & Nephew is required to maintain regulatory approvals to sell the Acticoat™ products that it currently sells and to obtain additional regulatory approvals for those current products to sell them in any new markets. All of our future products will also require regulatory approval before we or any collaborator are allowed to market and sell them. We expect the regulatory approval process to be lengthy and expensive and we will have the burden of proving that our products are safe and effective. Satisfying regulatory requirements may cause our products to become prohibitively expensive. We cannot assure you that Smith & Nephew will be able to maintain existing regulatory approvals for the Acticoat™ products it now sells or obtain new regulatory approvals, or that the conditions imposed by regulators will not adversely affect Smith & Nephew’s ability to market those products. Regulatory requirements imposed on products could limit Smith & Nephew’s ability to commercialize its product and our ability to test, manufacture and commercialize our products. Loss of these approvals or an inability to obtain approvals could have a material adverse effect on our business, financial condition or results of operations.
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
     Completion of clinical trials does not guarantee successful commercialization, for a variety of reasons, including, but not limited to the following factors:
•	clinical trials can have negative or inconclusive results;

•	regulators may not agree with our results or our analysis of the safety or the efficacy of our products;

•	there is a risk of unsuccessful commercialization even after a product has been launched into the market, for example due to unexpected side effects of the product which were not discovered during clinical trials; and

•	the market may fail to respond positively to a product for a variety of factors outside our control, including but not limited to inadequate or unsuccessful marketing efforts by third parties on which we depend but cannot control, competition from other products, cost, reimbursement policies of third-party payors or the buying decisions of consumers for a variety of unforeseen reasons, including those unrelated to efficacy.
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
     Current Acticoat™ products are subject to extensive regulation by the FDA, other federal authorities and certain state, provincial, territorial and foreign regulatory authorities. If we, Smith & Nephew or any companies with which we may collaborate in the future obtain regulatory approval for any future products, we, Smith & Nephew and any such collaborators will also be subject to extensive regulation by the FDA, other federal authorities and certain state, provincial, territorial and foreign regulatory authorities. These regulations will impact and do impact in the case of Acticoat™ products many aspects of our operations, including manufacturing, record keeping, quality control, adverse event reporting, storage, labeling, advertising, promotion, sale and distribution, export and personnel. The FDA and state, provincial, territorial and foreign agencies may conduct periodic inspections to assess compliance with these requirements. We, together with Smith & Nephew and any companies with which we may collaborate in the future, will be required to conduct post-marketing surveillance of the products. We also may be required to conduct post-marketing studies and safety monitoring. Any failure by us, Smith & Nephew or any companies with which we may collaborate in the future to comply with applicable FDA and other regulatory requirements, or the discovery of previously unknown problems, may result in problems including:
•	delays in commercialization;

•	refusal by the FDA or other regulatory agencies to review pending applications or supplements to approved applications;

•	product recalls or seizures; warning letters; suspension of manufacturing;

•	withdrawals of previously approved marketing applications;

•	fines and other civil penalties;

•	injunctions, suspensions or revocations of marketing licenses;

•	refusals to permit products to be imported to or exported from the United States and other countries; and

•	civil litigation and criminal prosecutions.
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
     In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing controls. We cannot assure you that the Medicare Prescription Drug Improvement and Modernization Act of 2003 will not have a significant effect on pricing or reimbursement for the pharmaceutical products that we are developing.
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
     If we fail to comply with workplace safety legislation applicable to our employees, we may be subject to sanctions, fines and penalties including but not limited to closure of our manufacturing facility, as well as litigation risks, all of which would harm our financial condition.
Risks Related to Intellectual Property
The protection of our intellectual property rights is critical to our success and any failure on our part to adequately protect those rights would materially adversely affect our business.
     Patents. Our commercial success will depend in part on the patent rights we own or may license in the future. As of January 12, 2007, our patent portfolio was comprised of 21 patents and 20 pending patent applications in the United States and 82 corresponding patents and 30 corresponding patent applications in the other major markets around the world. Our success depends on maintaining these patent rights against third-party challenges to their validity, scope or enforceability. In general, our patent position is subject to the risk that a governmental agency, such as the U.S. Patent and Trademark Office, or PTO, or the courts may deny, narrow or invalidate patent claims.
     We may not be successful in securing or maintaining proprietary or patent protection for our products and candidates, and any protection that we do secure may be challenged and possibly lost. Our competitors may develop products similar to ours using compositions, methods and technologies that are beyond the scope of our intellectual property rights. In addition, if we are unable to maintain our proprietary rights, other companies may be able to copy our products or manufacturing processes. For example, although we believe that we have valid patent protection for our current products until at least 2014, it is possible that, prior to the expiration of our patents, competitors will attempt to introduce products similar to ours outside of the scope of our patents. Intellectual property protection is highly uncertain and involves complex legal and technical questions. Our patents and any patent that we may license in the future may be challenged, narrowed, invalidated, or circumvented. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage.
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
     Many of our employees were previously employed at universities or other medical device or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could harm our business.
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
     There has been low trading volume in our common shares since our initial public offering in December 2005. We cannot predict the extent to which an active trading market will develop or how liquid any market that may develop might become. An active trading market for our common shares may never develop or may not be sustained, which could adversely affect your ability to sell your shares and the market price of your shares.
     Our stock price is volatile. Since our public offering on December 22, 2005 and through March 1, 2007, our common shares have traded on the NASDAQ between $3.52 and $16.88 per share. While our common shares are also traded on the Toronto Stock Exchange, the majority of trading in our common shares has taken place on the NASDAQ. The stock market in general, and the market for stocks of medical devices and pharmaceutical companies in particular, have experienced high volatility. As a result, the market price of our common shares is likely to continue to be volatile, and investors in our common shares may experience a decrease, which could be substantial, in the value of their shares, including decreases unrelated to our operating performance or prospects. The market price of our common shares could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere in this “Risk Factors” section and others such as:
•	variations in our operating performance and the performance of our competitors or companies that are perceived to be similar to us;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	results of pre-clinical and clinical trials by us and our competitors;

•	matters relating to our agreements with Smith & Nephew, including fluctuations in sales of Smith & Nephew’s Acticoat™ products;

•	assertions that our intellectual property infringes on the intellectual property rights of others or other matters calling into question our intellectual property;

•	changes in estimates or recommendations by securities analysts;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic collaborations or investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the media or investment community;

•	changes in accounting principles;

•	litigation;

•	terrorist acts, acts of war or periods of widespread civil unrest; and

•	changes in general market and economic conditions.
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
     Prior to the issuance of our common shares in our initial public offering, Westaim held 100% of our outstanding common shares. As of March 7, 2007, Westaim holds approximately 74.8% of our outstanding common shares. Pursuant to the terms of a registration rights agreement between Westaim and us, Westaim may require us, on no more than two occasions, to use reasonable best efforts to register all or a portion of their registrable securities for resale in the public markets in the United States and to file a prospectus qualifying the common shares they own for resale in Canada, so long as the anticipated aggregate proceeds from the sale of such registrable securities, net of underwriting discounts and expenses would exceed $5.0 million and subject to our right to defer filing under certain circumstances. Sales of a significant number of our common shares, or the perception that these sales could occur, could materially and adversely affect the market price of our common shares and impair our ability to raise capital through the sale of additional equity securities.
     We have also registered all common shares that we may issue under our amended equity incentive plan and upon exercise of our outstanding share options and share appreciation rights for resale in the public markets in the United States. Shares issued under our amended equity incentive plan and upon the exercise of our outstanding share options and share appreciation rights may be sold without restriction in the Canadian public markets, provided there is compliance with National Instrument 45-102. As of December 31, 2006, 9,000 common shares were issuable on the vesting of restricted share units outstanding under our amended equity incentive plan and 766,352 common shares were issuable upon the exercise of options to purchase our common shares outstanding under our amended equity incentive plan. In addition, as of December 31, 2006, 1,306,735 common shares were reserved for future awards under our amended equity incentive plan.
Westaim controls and will continue to control us and may have conflicts of interest with us or you in the future.
     As of December 31, 2006, Westaim owned approximately 74.8% of our outstanding common shares. In addition, certain of our directors also serve as directors of Westaim. In particular, the Chairman of our board of directors, Barry M. Heck, is the Chief Executive Officer, President and a Director of Westaim.
     For as long as Westaim continues to own more than 50% of our common shares, Westaim will be able to direct the election of all of the members of our board of directors. For as long as Westaim owns a significant percentage of our outstanding common shares, even if less than a majority, Westaim will be able to control or exercise a controlling influence over our business and affairs, including the incurrence of indebtedness by us, the issuance of any additional common shares or other equity securities, the repurchase of common shares and the payment of dividends, if any, and will have the power to determine or significantly influence the outcome of matters submitted to a vote of our shareholders, including mergers, consolidations, sales or dispositions of assets, other business combinations and amendments to our articles. Westaim may take actions with which you do not agree, including actions that delay, defer or prevent a change in control of our company or that could adversely affect the market price of our common shares. In addition, Westaim may take other actions that might be favorable to Westaim but not favorable to our other shareholders. Also, if Westaim sells all or a portion of its interest remaining in us, it may cause the value of your investment to decrease.
The amount of our net operating loss carryovers may be limited.
     The amount of net operating loss carryovers, or NOLs, which may be used by us for U.S. federal income tax purposes in any future year could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. In general, Section 382 would limit our ability to use NOLs for U.S. federal income tax purposes in the event of certain changes in ownership of our company, including as a result of sales of our common shares by Westaim and future offerings of common shares by us or as a result of certain changes in ownership of Westaim including as a result of future offerings of common shares of Westaim. If such limitations were triggered as a result of future shifts in ownership of us or Westaim, the use of our NOLs for U.S. federal income tax purposes would be limited. Any limitation of our use of NOLs could (depending on the extent of such limitation and the amount of NOLs previously used) result in us retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes. As noted elsewhere, we expect to incur losses on a quarterly and annual basis for the foreseeable future. Accordingly, we cannot predict when or if we will generate taxable income.
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
     We currently intend to retain all available cash to finance our operations and the expansion of our business and do not intend to declare or pay cash dividends on our common shares for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, current and anticipated cash needs, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant. You should not rely on an investment in our company if you require or are seeking dividend income from your investment. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common shares, which is uncertain and unpredictable. There is no guarantee that our common shares will appreciate in value or that the value of the common shares will not decline, perhaps substantially.

As a foreign private issuer, we are subject to different U.S. securities laws and rules than a domestic U.S. issuer, which may limit the information publicly available to our shareholders.
     As a foreign private issuer we are not required to comply with all the disclosure requirements of the Securities Exchange Act of 1934 such as proxy statements and therefore there may be less publicly available information about NUCRYST than if we were a U.S. domestic issuer. In addition, our officers, directors and principal shareholders are exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Securities Exchange Act of 1934 and the rules thereunder. Therefore, our shareholders may not know on a timely basis when our officers, directors and principal shareholders purchase or sell our common shares. All of our directors, officers and principal shareholders will be subject to the insider reporting rules under Canadian securities legislation and are required to file reports in electronic format through the System for Electronic Disclosure by Insiders, or SEDI, disclosing changes in beneficial ownership, or control or direction over, our common shares and other securities. Our shareholders can access such reports at www.sedi.ca.
You may be unable to enforce actions against us or certain of our directors and officers under U.S. federal securities laws.
     We are a corporation organized under the laws of Alberta, Canada. One half of our directors and certain of our officers reside outside of the United States. Service of process upon such persons may be difficult or impossible to effect within the United States. Furthermore, because a substantial portion of our assets, and substantially all of the assets of our non-U.S. directors and officers and the Canadian experts named herein, are located outside of the United States, any judgment obtained in the United States, including a judgment based upon the civil liability provisions of U.S. federal securities laws, against us or any of such persons may not be collectible within the United States. In addition, there is doubt as to the applicability of the civil liability provisions of U.S. federal securities law to original actions instituted in Canada. It may be difficult for an investor, or any other person or entity, to assert U.S. securities laws claims in original actions instituted in Canada. Therefore, it may not be possible to enforce those actions against us or certain of our directors and officers.
We have outstanding share options that have the potential to dilute shareholder value and cause the price of our common shares to decline.
     In the past, we have offered, and we expect to continue to offer, share options, or other forms of share-based compensation to our directors, officers and employees. Share options issued prior to our initial public offering have per share exercise prices below the initial public offering price per share. As of December 31, 2006, we had options outstanding to purchase 766,532 of our common shares at a weighted average exercise price of $5.75 per share. The exercise price of our outstanding share options are stated in Canadian dollars, and the foregoing weighted average exercise prices, which are stated in United States dollars, are based upon the noon buying rate reported by the Federal Reserve Bank of New York on December 31, 2006. If some or all of these options are exercised and such shares are sold into the public market, the market price of our common shares may decline.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our Fort Saskatchewan, Alberta facility is rented from Westaim pursuant to two separate leases covering 82,223 square feet of space. On July 1, 2005, we entered a lease agreement with Westaim formalizing our previous rental terms and conditions, which lease has been subsequently amended to, among other things, increase the square footage of leased space. Of the 77,719 square feet of manufacturing, laboratory and office space covered by the lease, as amended, 69,589 square feet is subject to an initial term of 10 years, expiring in 2015. The remaining 8,130 square feet is subject to an initial five-year term, expiring June 30, 2010. All of this leased space is subject to up to three five-year renewal terms, at renewal rates equal to the greater of fair market value or existing base rent plus Alberta CPI (Consumer Price Index) increases since the last rent was determined. On December 1, 2005, we entered into another lease arrangement with Westaim for an additional 4,504 square feet of office space for an initial term of 13 months that was subsequently amended to 25 months expiring December 31, 2007, provided that, at our option, this space may be rolled into the unexpired portion of the five-year term of the July 1, 2005 lease (including any rights of renewal). We also lease from a third party 23,567 square feet of office and laboratory space in Wakefield, Massachusetts for administration, marketing, sales and pharmaceutical research and development. This lease expires in 2009, with options to extend for two terms of five years each.
     We estimate that our existing production facility in Fort Saskatchewan has the capacity to produce Acticoat™ products with a value, expressed in terms of the sales price to end users, of approximately $75 million, based on existing product mix and current sales prices. Our current capacity is utilized for customer demand for Smith & Nephew sales and inventory requirements and research and development. We estimate that the expansion of our Fort Saskatchewan production facility will increase our manufacturing capacity by approximately 30%, depending on product mix. The completion of this expanded manufacturing capacity in 2007 will result in substantial additional production capacity for use in our development of additional products as well as in the satisfaction of current Smith & Nephew demand for Acticoat™ products and its near-term forecasted production growth. This estimate is based on a number of assumptions and uncertainties, and actual increases in capacity may be different.
ITEM 3. LEGAL PROCEEDINGS
     In the normal course of business, we may be subject to litigation and claims from third parties. We are not currently a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price
     Our common shares are traded on the NASDAQ under the symbol “NCST” and on the Toronto Stock Exchange under the symbol “NCS.” Our common shares began trading on December 22, 2005. The table below sets forth, for the calendar quarter indicated, the high and low sales prices of NUCRYST’s common shares as reported by the NASDAQ and the Toronto Stock Exchange for the year ended December 31, 2006.

	NASDAQ		TSX
	High	Low	High	Low
2006	(US$)	(US$)	(CDN$)	(CDN$)

First Quarter	$11.72	$8.88	$13.87	$10.39
Second Quarter	$16.88	$10.56	$18.75	$12.25
Third Quarter	$16.03	$6.60	$18.25	$7.41
Fourth Quarter	$7.78	$3.76	$8.00	$4.36
Number of Shareholders
     On March 7, 2007, there were approximately 1,148 holders of record of our common shares.
Dividends
     We did not pay any cash dividends on our share capital in 2006 or 2005 and have no current plans to pay any cash dividends. We currently intend to retain all available cash to finance our operations and the expansion of our business and do not anticipate paying dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table provides certain information with respect to our Equity Incentive Plan in effect as of December 31, 2006:

	Number of securities to be	Weighted-average
	issued upon exercise of	exercise price of	Number of securities remaining
Equity compensation plans	outstanding options,	outstanding options,	available for future issuance
approved by security holders	warrants and rights	warrants and rights	under equity compensation plans

1998 Equity Incentive Plan			1,306,735

a) Options	766,352	CDN$5.75

b) Restricted Stock Units	9,000

   1998 Equity Incentive Plan (as amended)
     Our 1998 equity incentive plan was amended and restated prior to the completion of our initial public offering. We refer to the 1998 incentive plan as the amended plan or the plan. The plan is administered by our board, upon the recommendation of the human resources and compensation committee. Under the plan, the human resources and compensation committee may grant options to purchase our common shares, share appreciation rights, restricted share units, or RSUs, other share-based awards and incentive awards.

     Eligible Participants. The eligible participants under the plan include certain of our directors, officers, employees, consultants and other service providers of NUCRYST or its subsidiaries, which we refer to as participants.
     Grant Committee. On May 2, 2006, our board of directors appointed a non-executive option grant committee consisting of our President & Chief Executive Officer, our Vice President, Finance and Administration and Chief Financial Officer; and our General Counsel and Corporate Secretary. We refer to this committee as the grant committee. The grant committee has the power and authority to grant awards (as that term is defined in the incentive plan), subject to the terms and upon the conditions of the incentive plan, to a participant provided that the participant is neither a director nor an executive officer of NUCRYST. We refer to such participants as permitted participants. Each member of the grant committee is authorized to enter into award agreements for and on behalf of NUCRYST with permitted participants in respect of awards approved by the grant committee. Grants of any award under the plan by the grant committee are subject to the following restrictions:
•	The aggregate number of all awards granted to any one permitted participant shall not exceed 5,000 per annum; and

•	The aggregate number of all awards granted to all permitted participants shall not exceed 54,000 per annum.
     The grant committee does not have the power or authority to grant any awards under the plan to (i) directors or executive officers of NUCRYST; or (ii) any permitted participant that would result in the aggregate number of all awards granted to the permitted participant to exceed 5,000 in any calendar year (each, a prohibited grant).
     Options. Under the plan, we may grant options intended to qualify as incentive stock options under Section 422 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and non-qualified stock options. The exercise price of options granted under the plan will be established by the human resources and compensation committee or the grant committee at the time of grant. However, the exercise price at the time of grant will not be lower than the “fair market price” per common share on the date of grant. The fair market price shall be the closing price of the common shares on the exchange (as described below) for the trading day immediately preceding the date on which the granting of the option is approved by the human resources and compensation committee or grant committee. The “exchange” means the NASDAQ or, if the common shares are not then listed and posted for trading on the NASDAQ, on such stock exchange or quotation system on which such shares are listed, posted for trading or quoted.
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
     Restricted Share Units. Restricted share units are grants of common shares that are subject to vesting based upon the passage of time or other criteria specified in the award agreement and which entitle the holder to the issuance of common shares upon the vesting of RSUs. RSUs may be granted in consideration of the performance of services or payments by a participant. Depending on the terms of the award agreement, participants may be entitled to dividends declared by us on our common shares and to vote the restricted common shares during the restricted period. Depending on the terms of the award agreement, the common shares issued upon vesting of the RSUs may themselves be subject to restrictions, such as restrictions on disposition for certain periods of time.
     Other Stock-Based Awards. Other stock based awards are awards other than options, SARs or RSUs that are denominated in, valued in whole or in part by reference to, or otherwise based on or related to our common shares.
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
     Under the plan, awards, including currently outstanding options and RSUs, may be settled only in common shares of NUCRYST or, if applicable, cash.
     The period during which an option may be exercised shall not extend beyond 10 years from the date of the grant of the option. The human resources and compensation committee may, however, provide that options granted under the plan be exercisable in whole or in part only after specified periods designated by the human resources and compensation committee.
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
     As of March 7, 2007, there were 973,112 options to purchase common shares granted and outstanding under the incentive plan which represents approximately 4.2% of our then outstanding capital. As of March 7, 2007, we had also granted and outstanding 46,700 RSUs.
     No financial assistance is provided by NUCRYST to participants to facilitate the purchase of common shares under the incentive plan.
Recent Sales of Unregistered Securities
     None.
Repurchases of Equity Securities
     None.
Share Price Performance Graph

Date	Healthcare Index	NASDAQ	NCST
2005	100.00	100.00	100.00
2006	100.09	109.52	47.16

Information About our Annual Meeting
     A quorum for meetings of our shareholders is two persons present and each holding or representing by proxy at least one of our issued common shares. Notwithstanding the foregoing, if we have only one shareholder, or one shareholder holding a majority of the shares entitled to vote at the meeting, that shareholder present in person or by proxy constitutes a meeting and a quorum for such meeting. The NASDAQ generally requires that listed companies have a minimum quorum of 33 1/3% of outstanding common shares. However, because we are a foreign private issuer, we are exempt from the minimum quorum requirement of the NASDAQ.

ITEM 6. SELECTED FINANCIAL DATA
     We have derived the selected consolidated financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 from our audited consolidated financial statements that are included elsewhere in this annual report. We have derived the selected consolidated financial data as of December 31, 2004 and 2003 and for the years ended December 31, 2003 and 2002 from our audited consolidated financial statements, and consolidated financial data as of December 31, 2002 from our unaudited consolidated financial statements, which are not included in this annual report. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America or GAAP. Historical results are not necessarily indicative of the results to be expected in future periods.
     You should read the following selected consolidated financial data together with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	Year Ended
	December 31,
	2006	2005	2004	2003	2002
Results of Operations Data:
Revenue:
Wound care product revenue	$24,369	$18,636	$14,682	$8,404	$5,312
Milestone revenue(1)	—	5,000	10,000	3,000	—

Total revenue	24,369	23,636	24,682	11,404	5,312
Costs:
Manufacturing	16,053	10,015	7,141	4,430	3,206
Research and development	11,162	8,520	8,971	5,704	3,467
General and administrative	6,723	3,945	3,901	2,797	2,985
Depreciation and amortization	430	300	221	158	139
Write down of capital assets	1,049	—	—	—	—

(Loss) income from operations	(11,048)	856	4,448	(1,685)	(4,485)
Other income (expenses):
Foreign exchange (losses) gains	(298)	193	82	(230)	(6)
Interest income	1,123	12	66	47	41
Interest expense(2)	(310)	(3,540)	(3,229)	(414)	(14)

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(10,533)	(2,479)	1,367	(2,282)	(4,464)
Current income tax recovery (expense)(3)	41	(162)	(19)	(19)	(7)

(Loss) income before cumulative effect of a change in accounting principle	(10,492)	(2,641)	1,348	(2,301)	(4,471)
Cumulative effect of a change in accounting principle	(7)	—	—	—	—
Net (loss) income	$(10,499)	$(2,641)	$1,348	$(2,301)	$(4,471)

Net (loss) income per common share — basic and diluted	$(0.58)	$(0.27)	$0.14	$(0.24)	$(.46)

Weighted average number of common shares outstanding
– basic	17,964,332	9,764,486	9,727,500	9,727,500	9,727,500
– diluted	17,964,332	9,764,486	9,905,464	9,727,500	9,727,500

(1)	Certain milestone revenue may relate in part to sales activity in prior periods.

(2)	Prior to our initial public offering, Westaim provided all of the external funding necessary to operate our business, and all of the indebtedness reflected on our consolidated balance sheets for periods through December 31, 2005 reflects funding from Westaim. In 2002 and 2003, Westaim did not charge interest on substantially all of our indebtedness to Westaim. Accordingly, interest expense for the years ended December 31, 2002 and 2003 is substantially less than the interest expense that would have been incurred had we been charged interest on all of our indebtedness.

(3)	Although we are currently a majority owned subsidiary of Westaim, Canadian tax laws do not allow for the filing of a consolidated income tax return with Westaim. Accordingly, we have filed our own tax returns and the income tax expenses reflected in the above financial data reflect our actual consolidated income tax expense for the applicable periods.

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,926	$35,901	$948	$201	$345
Current assets	33,591	48,992	8,002	4,655	2,927
Total assets	45,892	59,460	15,597	10,042	6,640
Current liabilities(1)	2,306	45,691	37,181	31,273	22,046
Working capital (deficiency)	31,285	3,301	(29,179)	(26,618)	(19,119)
Common shares	82,672	42,629	3,534	3,534	3,534
Accumulated other comprehensive (loss) income	(5,490)	(5,281)	(4,180)	(2,479)	1,045
Accumulated deficit	(34,078)	(23,579)	(20,938)	(22,286)	(19,985)
Total shareholders’ equity (deficit)	43,586	13,769	(21,584)	(21,231)	(15,406)

(1)	Includes indebtedness to Westaim of $0, $39,642, $33,482, $29,612 and $20,913 as of December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

	Year Ended
	December 31,
	2006	2005	2004	2003	2002
Wound care product revenue	$24,369	$18,636	$14,682	$8,404	$5,312
Milestone revenue(1)	—	5,000	10,000	3,000	—

Total revenue	$24,369	$23,636	$24,682	$11,404	$5,312
Manufacturing costs	$16,053	$10,015	$7,141	$4,430	$3,206
Gross margin excluding milestone revenue(2)	$8,316	$8,621	$7,541	$3,974	$2,106
Gross margin percent excluding milestone revenue(2)	34.1%	46.3%	51.4%	47.3%	39.6%

(1)	Certain milestone revenue may relate in part to sales activity in prior periods.

(2)	Gross margin excluding milestone revenue is equal to wound care product revenue minus manufacturing costs. Gross margin percent excluding milestone revenue is equal to gross margin excluding milestone revenue divided by wound care product revenue.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This management’s discussion and analysis should be read in conjunction with our consolidated financial statements, including the related notes, included elsewhere in this annual report. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Some of the information detailed in this management’s discussion and analysis contain forward-looking statements that involve substantial risks and uncertainties, such as statements of our plans, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included elsewhere in this annual report.
Overview
     We develop, manufacture and commercialize innovative medical products that fight infection and inflammation based on our noble metal nanocrystalline technology. Our patented technology enables us to convert silver’s microcrystalline structure into an atomically disordered nanocrystalline coating. We believe that this conversion can enhance silver’s natural antimicrobial properties and that currently marketed products with our SILCRYST™ coatings meet important patient needs. In addition, our nanocrystalline silver structures have exhibited potent anti-inflammatory properties in preclinical studies. We produce our nanocrystalline silver as a coating for medical devices under the trademark SILCRYST™ and as a powder for use as an active pharmaceutical ingredient, or API, which we refer to as NPI 32101. In September 2006, we completed a Phase 2 clinical trial of NPI 32101. While the clinical trial did not meet its primary efficacy end point, as discussed below, we still believe NPI 32101 may be useful for treating a wide range of infectious and inflammatory diseases.
     We have developed and received regulatory clearance to market four products using our SILCRYST™ coating for the advanced wound care market. In May 2001, we licensed to Smith & Nephew plc (“Smith & Nephew”), a global medical device company, the exclusive worldwide right to market, distribute and sell products using our SILCRYST™ coatings technology in products that are designed and indicated solely for the prevention, protection and/or treatment of non-minor dermal wounds or burns in humans (the “Field”), including improvements to those products, and any new products with our SILCRYST™ coating in the Field. Smith & Nephew markets products with our SILCRYST™ coating in over 30 countries around the world, including the United States, under its Acticoat™ trademark. Acticoat™ products using SILCRYST™ coatings are used for a wide variety of wound types by hospitals, clinics, burn centers, doctors’ offices, home healthcare agencies and nursing homes. We believe that the demand for Acticoat™ products with our SILCRYST™ coatings licensed to Smith & Nephew is and will be driven by demographic factors, including population aging, the incidence of medical conditions such as diabetes and obesity; by the displacement of traditional wound care products that we believe are clinically less effective than products using our SILCRYST™ coatings; by the introduction of Acticoat™ products using our SILCRYST™ coatings to new countries and for new applications; and by the degree to which Smith & Nephew is successful in selling and marketing these products.
     Our results of operations currently depend substantially on Acticoat™ product sales generated by Smith & Nephew, which is our only customer. Revenues under our agreements with Smith & Nephew consist of manufacturing cost reimbursements, royalties, payments upon the achievement of specified milestones and reimbursement for costs incurred in connection with the development of and improvement to SILCRYST™ coated products covered by the agreements. Smith & Nephew reimburses us for the cost of manufacturing the products we sell to them, including certain direct costs such as direct material, direct labor, labeling, testing and packaging, and Smith & Nephew’s proportionate share of indirect costs related to Acticoat™ products relating to manufacturing and the manufacturing facilities, including administration, labor, rent, insurance, utilities, repairs and quality control. On February 8, 2007, Smith & Nephew reported its annual 2006 results for wound care. Smith & Nephew reported Acticoat™ sales growth of 5% in the fourth quarter of 2006 as compared to the fourth quarter 2005 and 9% for the year 2006 as compared to the year 2005. Smith & Nephew has previously announced that market conditions in the advanced wound care market, including the silver dressing segment, have become more competitive due in part to increased competition and customer cost containment efforts. We are uncertain as to whether or the extent to which this increased competition will have a negative impact on Acticoat™ product sales growth and our revenues in the near future, as it will depend on future events, including Smith & Nephew’s response to market conditions. Any termination of or significant disruption in our agreements or relationship with Smith & Nephew, or a significant reduction in sales of Acticoat™ products, would likely have a material adverse effect on our business and results of operations.
     Our manufacturing costs are recorded both as offsetting expense and revenue items on the consolidated statement of operations upon shipment to Smith & Nephew. In addition, although we are required to fund the up-front costs of capital expenditures to acquire equipment used to manufacture Acticoat™ products, we are entitled under our agreements to recoup those costs over time through reimbursement for depreciation expense. Smith & Nephew is not required to reimburse us for any costs incurred for acquiring or improving owned real property, buildings or similar improvements. Smith & Nephew’s obligation to reimburse us in any calendar year for fixed costs that are within our control or the control of our affiliates (including The Westaim Corporation), other than costs incurred at the request of Smith & Nephew, is capped at the greater of a fixed percent and the increase in the Canadian Consumer Price Index.
     We currently purchase most of our raw materials from single suppliers. The loss of any of these suppliers could result in a disruption in our production while we arrange for a replacement supplier. To reduce this risk, we maintain sufficient inventory levels to continue production for approximately six months.
     The price paid for the products by Smith & Nephew is equal to our fully allocated cost of goods sold including equipment depreciation. At the end of the third quarter of 2005, based on Smith & Nephew’s demand forecasts, we began construction of an expansion of our Fort Saskatchewan production facility with an estimated cost of approximately $5.7 million. In accordance with our agreements, we are funding the up-front costs of the capital expenditures required to acquire the new production equipment associated with this expansion. We are entitled to recoup these costs over time from Smith & Nephew through reimbursement for depreciation expense, the payments of which are typically spread out over a number of years. Accordingly, scaling up our manufacturing capability has required that we make substantial up-front cash expenditures for which we will not be reimbursed for a period of several years. We expect the capacity expansion to be completed by the middle of 2007, however, at the current rate of Acticoat™ product sales growth, the new manufacturing capacity may not be required as early as we expected when we undertook the expansion.
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
     We also receive milestone payments upon Smith & Nephew’s achievement of specified sales levels of Acticoat™ products and upon the achievement of regulatory events specified in our agreements with Smith & Nephew. The achievement of both of these events is out of our control and, therefore, it is uncertain as to whether or when we will earn future milestone payments. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $19.0 million of milestone payments we have already received, is $56.5 million. No milestone payments were earned from Smith & Nephew for the year ended December 31, 2006. A $5.0 million milestone payment was earned in 2005. The timing and receipt of a milestone payment affects the comparability of period-to-period results and may have a material effect on financial results. For example, without the milestone payments we earned in 2005 and 2004, we would have reported a net loss of $7.6 million in 2005 and $8.7 million in 2004, rather than net loss of $2.6 million in 2005 and net income of $1.3 million in 2004. Excluding milestone payments, our wound care product revenue for the year ended December 31, 2006 increased by 31% over the year ended December 31, 2005, by 27% in the year ended December 31, 2005 as compared to the year ended December 31, 2004, by 75% in the year ended December 31, 2004 as compared to the year ended December 31, 2003, and by 58% in the year ended December 31, 2003 as compared to the year ended December 31, 2002.
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

     The exclusive right we granted to Smith & Nephew to market, distribute or sell products with our SILCRYST™ coatings in the Field does not apply to other types of products that we may develop using our technology, including, among other things, the products we are developing using NPI 32101 or SILCRYST™ coated implants.
     We are developing pharmaceutical products to extend our nanocrystalline silver technology to the treatment of infectious and inflammatory conditions. Prior to the completion of our most recent Phase 2 study, our lead pharmaceutical product candidate was a topical cream containing NPI 32101 for the treatment of skin conditions. In September 2006, we completed and announced the results of our second Phase 2 clinical trial of topical NPI 32101 for the treatment of atopic dermatitis, a form of eczema. The study demonstrated that the formulations containing our NPI 32101 were no better than our vehicle without NPI 32101 in clearing or almost clearing signs of atopic dermatitis. As a result, we will not continue with clinical trials for this formulation in atopic dermatitis.
     However, the study did demonstrate that treatment with NPI 32101 cream was well tolerated and the incidence of all adverse events was low and was not different among the NPI 32101-treated groups and the placebo-treated patients. In addition, our NPI 32101 cream formulation has been shown to be stable, cosmetically-acceptable, and to have broad spectrum antimicrobial activity through in vitro testing. Therefore, we believe our NPI 32101 cream has the potential to treat a variety of skin conditions and we are exploring ways to bring this safe, stable, antimicrobial cream to market. In furtherance of this initiative, in December 2006, we are pursuing a 510(k) with the US Food & Drug Administration for our NPI 32101 cream.
     With the cancellation of the clinical program for our topical formulation of NPI 32101 as a pharmaceutical candidate for the treatment of atopic dermatitis and in view of the slower growth rate of our wound care product revenue in 2006 and 2005 as compared to the previous years, we intend to make adjustments in the first quarter of 2007 to our manufacturing and research operations to conserve cash and control expenses and bring our manufacturing resources into alignment with expected demand from Smith & Nephew for Acticoat™ products. These adjustments will include reductions in our workforce of approximately 12% of our total employees. We will be shifting the focus of our research and development efforts from clinical work towards preclinical work for gastrointestinal applications of our nanocrystalline technology and towards establishing a partnership for our NPI 32101 cream as a 510(k) prescription device.
     We bear all costs relating to our research and development activities for our prospective products outside of our agreements with Smith & Nephew agreement. Gross margin from SILCRYST™ coated wound care products, which we define as revenue (excluding milestone payments) less manufacturing costs, funds a portion of the development costs for other products.
     We are a majority owned subsidiary of The Westaim Corporation (“Westaim”), a Canadian company incorporated in Alberta, the shares of which are listed on the NASDAQ and the Toronto Stock Exchange. On December 29, 2005, we completed an initial public offering of 4.5 million common shares for gross proceeds of $45.0 million. We used $6.9 million of net proceeds to partially repay debt to Westaim and retained the remaining net proceeds to fund our operations. In accordance with the terms of the prospectus of our initial public offering, the remaining debt owed to Westaim in the amount of $39.6 million was converted to 3.96 million common shares on January 27, 2006. Westaim has provided us with financial, administrative and other support since our inception. We will continue to rely on Westaim for certain corporate and administrative services in the future. Historically, we have reimbursed Westaim for its costs of providing (or, in certain cases, for its costs of paying a third party to provide) these corporate and administrative services to us. While the total amount we pay to Westaim for these services in the future will vary according to the amount of services provided, the amounts we will pay Westaim for these services will be intended, as in the past, to reimburse Westaim for its cost of providing these services or for paying a third party to provide those services. In addition, we pay rent and operating expenses to Westaim for our manufacturing facility in Fort Saskatchewan, Alberta.
     In the future, we may consider acquisitions of intellectual property or companies engaged in the development or production of drugs or devices to combat infection and inflammation. However, we currently have no agreements or understandings regarding any acquisitions. Any acquisitions may require that we obtain additional financing.

Results of Operations

	Year Ended
	December 31,
	2006	2005	2004
Wound care product revenue	$24,369	$18,636	$14,682
Milestone revenue(1)	—	5,000	10,000

Total revenue	$24,369	$23,636	$24,682
Manufacturing costs	$16,053	$10,015	$7,141
Gross margin excluding milestone revenue(2)	$8,316	$8,621	$7,541
Gross margin percent excluding milestone revenue(2)	34.1%	46.3%	51.4%

(1)	Certain milestone revenue may relate in part to sales activity in prior periods.

(2)	Gross margin excluding milestone revenue is equal to wound care product revenue minus manufacturing costs. Gross margin percent excluding milestone revenue is equal to gross margin excluding milestone revenue divided by wound care product revenue.
Year Ended December 31, 2006 and December 31, 2005
     Revenue. Total revenue for the year ended December 31, 2006 was $24.4 million compared to $23.6 million for the year ended December 31, 2005. Wound care product revenue which consists of royalty revenues and manufacturing cost reimbursements from Smith & Nephew increased approximately 30.8% to $24.4 million for 2006 compared to $18.6 million for 2005 due entirely to increased orders from Smith & Nephew to support Acticoat™ product sales growth and Smith & Nephew’s decision to increase world-wide inventory levels of Acticoat™ products. We do not expect Smith & Nephew to build further inventory levels of Acticoat™ products in 2007 and, as a result, changes in future product revenues should more closely reflect changes in Smith & Nephew’s sales of Acticoat™ products. No milestone payment was earned in the year ended December 31, 2006 and one $5.0 million milestone payment was earned in 2005. Our revenue in 2006 was reduced by an adjustment of $0.8 million of manufacturing cost reimbursements that were determined to be non-reimbursable.
     Manufacturing Costs. Manufacturing costs for the year ended December 31, 2006 were $16.1 million compared to $10.0 million for the year ended December 31, 2005. The increase of $6.1 million, or 60.3%, is attributable primarily to higher production volumes of Acticoat™ wound care products driven by increased orders from Smith & Nephew to support its Acticoat™ worldwide inventory levels and to support its Acticoat™ sales growth. In addition, the weakening of the U.S. dollar against the Canadian dollar contributed to the increase in manufacturing costs.
     Gross Margin. Gross margin excluding milestone revenue for the year ended December 31, 2006 was $8.3 million or 34.1% compared to $8.6 million or 46.3% for the year ended December 31, 2005. We recognize manufacturing revenue when we ship product to Smith & Nephew and recognize royalty income when Smith & Nephew sells our products to its customers. Consequently, our gross margin percent may vary from period to period due to differences in timing of when we ship product to Smith & Nephew and when Smith & Nephew sells product to its customers. In the year ended December 31, 2006, we shipped substantially higher volumes of Acticoat™ products to Smith & Nephew as compared to the year ended December 31, 2005, and for which the related royalties have not yet been earned due, in part, to Smith & Nephew’s program to increase world-wide inventory levels in 2006. Therefore, our gross margin percent for the year ended December 31, 2006 was lower compared to the percent for the year ended December 31, 2005.
     Research and Development Costs. Research and development costs for the year ended December 31, 2006 were $11.2 million compared to $8.5 million for the year ended December 31, 2005. The increase of $2.7 million from 2005 to 2006 is attributable to the Phase 2 dermatological clinical study that was undertaken in 2005 and completed in the third quarter of 2006.
     General and Administrative Costs. General and administrative costs for the year ended December 31, 2006 were $6.7 million compared to $3.9 million for the year ended December 31, 2005. The increase of $2.8 million is attributable primarily to the administrative costs associated with being a publicly-traded company, including directors’ fees and expenses and higher legal and compliance costs.
     Interest Expense. Interest expense was $0.3 million for the year ended December 31, 2006 compared to $3.5 million for the year ended December 31, 2005. Interest expense decreased because we had no debt owing to Westaim after the conversion of the remaining debt of $39.6 million to 3.96 million common shares on January 27, 2006.

     Income Taxes. Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases. The income tax recovery reported in our consolidated statements of operations is related to Canadian large corporations tax and US alternative minimum tax. We have net operating loss carry forward for income tax purposes of approximately $32.3 million at December 31, 2006 compared to $22.5 million at December 31, 2005 and unclaimed scientific research and experimental development expenditures of approximately $5.7 million at December 31, 2006 compared to $4.7 million at December 31, 2005 that can be used to offset taxable income, if any, in future periods. We also have accumulated capital losses of approximately $1.8 million at December 31, 2006 compared to $2.1 million at December 31, 2005 as well as research and development tax credits of approximately $3.4 million at December 31, 2006 compared to $2.5 million at December 31, 2005. These recognized losses and credits have been fully offset by a valuation allowance. The net operating losses and research and development tax credits will expire at various times to the end of 2026.
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
     Our tax pools are subject to review and potential disallowance, in whole or in part, by the Canada Revenue Agency in Canada and the Internal Revenue Service in the United States upon audit of our federal income tax returns. We cannot predict the results of any such review.
     Furthermore, the amount of net operating loss carryovers, or NOLs, which may be used by us for U.S. federal income tax purposes in any future year could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. In general, Section 382 would limit our ability to use NOLs for U.S. federal income tax purposes in the event of certain changes, either directly or indirectly, in ownership of our Company, including as a result of sales of our common shares by Westaim, future offerings of common shares by us, and changes in ownership of Westaim. If such limitations were triggered as a result of future shifts in ownership of us, the use of our NOLs for U.S. federal income tax purposes would be limited. Any limitation of our use of NOLs could (depending on the extent of such limitation and the amount of NOLs previously used) result in us retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes.
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
     The indebtedness to Westaim at December 31, 2005 comprised a term loan in the amount of $39.6 million, which bore interest at a rate of 10% per annum. On January 27, 2006, this debt was converted to 3.96 million common shares at $10.00 per share. As a result, as at December 31, 2006, we owe no debt to Westaim and Westaim owns 74.8% of our common shares.
     At the end of the third quarter of 2005, we began construction of an expansion of our Fort Saskatchewan production facility with an estimated cost of approximately $5.7 million. We also intend to continue pharmaceutical product development and expect to have increased working capital requirements to the extent we are successful in increasing our revenues. In addition, we expect to have capital expenditures of approximately $1.0 million for pharmaceutical development capital equipment in 2007. At December 31, 2006, we had cash and cash equivalents of $18.9 million, as compared to $35.9 million at December 31, 2005 and $0.9 million at December 31, 2004.
     Cash (used in) provided from operations amounted to $(12.6) million for the year ended December 31, 2006, $(2.1) million for the year ended December 31, 2005, and $4.8 million for the year ended December 31, 2004 and $(2.2) million for the year ended December 31, 2003. Cash from operations in 2006 did not include milestone revenue. Cash from operations included the receipt of milestone revenue in the amount of $5.0 million in 2005, $10.0 million in 2004 and $3.0 million in 2003. Cash (used in) provided from operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers.
     Cash used in investing activities amounted to $4.6 million for the year ended December 31, 2006, $3.9 million for the year ended December 31, 2005, $1.9 million for the year ended December 31, 2004, and $1.4 million for the year ended December 31, 2003. In each of these years, the most significant use of cash was for capital expenditures, which were $5.0 million for the year ended December 31, 2006, $3.8 million for the year ended December 31, 2005, $1.8 million for the year ended December 31, 2004, and $1.3 million for the year end December 31, 2003. The increase in capital spending in the year ended December 31, 2006, compared to the year ended December 31, 2005, and for the year ended December 31, 2005, compared to the year ended December 31, 2004, was due to a major production expansion at our manufacturing facility in Fort Saskatchewan, Alberta, which was completed in the first half of 2005, and to further production expansion which commenced in the third quarter of 2005. During 2006, we spent approximately $1.0 million on the design of a production facility that meets Good Manufacturing Practices at our Fort Saskatchewan manufacturing plant. Subsequent to our second Phase 2 clinical trial results, we have determined that a facility to manufacture our active pharmaceutical ingredient, NPI 32101, is not warranted at this time. The costs of $1.0 million were written off in 2006 and recorded as a write down of capital assets in our consolidated statement of operations.
     Cash provided from (used in) financing activities resulted from proceeds from issuance of common shares as a result of exercises of stock options and from our initial public offering as well as changes in the amount of indebtedness to Westaim. Proceeds from issuance of common shares from exercises of stock options amounted to $0.3 million in the year ended December 31, 2006. Net proceeds from our initial public offering in 2005, after fees and expenses, amounted to $39.1 million. Funding from (repayments to) Westaim was $1.7 million for the year ended December 31, 2005 compared to $(1.9) million for the year ended December 31, 2004. and $3.3 million for the year ended December 31, 2003. Funding from Westaim was impacted by our operating results, working capital changes and capital expenditures. In 2004 we were able to repay $1.9 million to Westaim due to the receipt of a total of $10.0 million in milestone payments from Smith & Nephew.
     We expect to continue to make investments in our product pipeline and to prepare for regulatory approval and commercial launch of new products. Consequently, we expect to incur losses on a quarterly and annual basis for the foreseeable future as we continue to develop and commercialize existing and future products. We also expect to incur increased general and administrative expenses in the future, due in part to the legal, accounting, insurance and other expenses that we will incur as a result of being a public company, and expenses relating to filing, prosecution, defense and enforcements of patent and intellectual property rights.
     We expect that our available cash resources will be sufficient to support our current and expected operations, including the expansion of our Fort Saskatchewan, Alberta production facility that began at the end of the third quarter of 2005, our product development initiatives, including additional pharmaceutical development capital equipment, for at least the next 18 months. However, we will likely be required to obtain additional financing within the next 18 months or afterwards if our cash resources are insufficient to satisfy our liquidity requirements or if we decide to pursue new product development initiatives collaborations, acquisitions or strategies. The adequacy of our available funds to meet future operating and capital requirements will depend on many factors, including sales performance of Smith & Nephew’s Acticoat™ products, the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our product candidates and the occurrence of unexpected developments. We may seek to raise additional financing through the sale of equity, equity-related or debt securities or loans. The sale of additional equity or equity-related securities may result in additional dilution to our shareholders. Debt financing will expose us to risks of leverage, including the risk that we may be unable to pay the principal of and interest on our indebtedness when due, and that we may be required to pledge our assets as collateral for any debt financing that we obtain. Moreover, additional financing may not be available at times, in amounts or on terms acceptable to us or at all, particularly because we have granted a first priority security interest in certain critical patents and other intellectual property to Smith & Nephew. If we are unable to obtain additional financing as and when required, we may be forced to reduce the scope of, or delay or eliminate, some or all of our planned research, development and commercialization activities and we may also be required to reduce the scale of our operations, any of which could have a material adverse effect on our business.
Contractual Commitments and Obligations at December 31, 2006
     The table below reports commitments and obligations that have been recorded on our consolidated balance sheet as of December 31, 2006. Certain other obligations and commitments, while not required under generally accepted accounting principles (“GAAP”) to be included in the consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Cash Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
	(in millions)
Consolidated Obligations and Commitments as of December 31, 2006:

Facilities operating leases:
Westaim	$0.6	$1.1	$1.0	$1.7	$4.4
Third Parties	0.5	0.7	—	—	1.2

Purchase Obligations:
Capital	0.5	—	—	—	0.5
Operations	0.9	—	—	—	0.9

Total obligations and commitments	$2.5	$1.8	$1.0	$1.7	$7.0
Related Party Transactions
     We obtain certain corporate and administrative services from Westaim and we pay rent and operating expenses on our manufacturing facility in Fort Saskatchewan, Alberta to Westaim. The total cost of these services and our rent and operating expenses was $2.6 million for the year ended December 31, 2006, $2.1 million in 2005 and $1.7 million in 2004. We have historically reimbursed Westaim for the cost of providing (or, in certain cases, for the cost of paying a third party to provide) these services to us. These services have included insurance and risk management, cash management, legal, human resources, payroll processing, environmental health and safety, tax and accounting and intellectual property services. These costs have been reflected in our consolidated financial statements. Westaim continues to supply these services to us pursuant to a services agreement which provides that we reimburse Westaim for the fully allocated costs of providing (or for the cost of paying a third party to provide) those services.
     With limited exceptions, we do not maintain any insurance policies in our own name. Instead, Westaim provides insurance coverage to us under its policies, which cover Westaim and other entities it controls, and we expect to have this coverage until the termination of the services agreement or that portion of it relating to the provision of insurance to us by Westaim or until such time as Westaim owns less than 50% of our common shares. We reimburse Westaim for the costs of that coverage under the arrangements described earlier in this paragraph. In the event we are no longer covered by Westaim’s insurance policies, we would have to obtain our own insurance policies, which could result in increased costs or reduced insurance coverage.

     The Fort Saskatchewan building which houses our manufacturing operations and certain research facilities is owned by Westaim and leased to us at a rate which, in management’s view, approximates the current market rate, plus actual operating costs.
Off-Balance Sheet Commitments as of December 31, 2006
     As of December 31, 2006, our future minimum commitments and contractual obligations included two facilities operating leases. These items are not required to be recorded on our balance sheet under GAAP. They are disclosed in the table presented above and described more fully in the following paragraphs in order to provide a more complete picture of our financial position and liquidity as of December 31, 2006. Our Fort Saskatchewan, Alberta facility is rented from Westaim under two separate leases covering a total of 82,223 square feet of space. On July 1, 2005, we entered into a lease agreement formalizing the previous rental terms and conditions, which lease has been subsequently amended to, among other things, increase the square footage of the leased space. Of the 77,719 square feet of manufacturing, laboratory and office space covered by the lease as amended, 69,589 square feet is subject to an initial term of 10 years, expiring in 2015. The remaining 8,130 square feet is subject to an initial 5 year term, expiring June 30, 2010. All of this leased space is subject to up to three five year renewal terms, at renewal rates equal to the greater of fair market value or existing base rent plus Alberta CPI (Consumer Price Index) increases since the last rent was determined. On December 1, 2005, we entered into a lease agreement with Westaim for an additional 4,504 square feet of office space for a 13 month term that was subsequently amended to 25 months expiring December 31, 2007 provided that, at our option, this space may be rolled into the unexpired portion of the five year term of July 1, 2005 lease (including any rights of renewal). Our future minimum commitments under the Fort Saskatchewan, Alberta lease are approximately $0.5 million for each of the twelve-month periods commencing from January 1, 2007 to the expiry of the lease.
     Our Wakefield, Massachusetts offices and laboratory facility are leased from a third party. The lease term began on July 27, 2001 and will expire on July 30, 2009. There are options to extend for two terms of five years each. Our future minimum commitments under the Wakefield, Massachusetts lease are $0.5 million for 2007, $0.4 million for 2008 and $0.3 for 2009 and are included in the table on the previous page.
     In the normal course of operations, we may provide indemnifications that are contractual terms to counterparties in transactions such as purchase and sale agreements, service agreements, director / officer contracts and leasing transactions. These indemnification agreements may require us to compensate the counterparties for costs incurred as a result of various events, such as litigation claims of statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of the indemnification agreements will vary based upon the agreement, the nature of which prevents us from making a reasonable estimate of the maximum potential amount that we could be required to pay counterparties. Historically, we have not made any payments under such indemnifications and no amounts have been accrued in the consolidated financial statements with respect to these indemnification guarantees. In addition, we have entered into indemnification agreements with our officers and directors.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those related to revenue recognition, inventory valuation, and useful lives of capital and intangible assets. Estimates are based on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources and the methodology is consistent with prior years. Actual results may differ from these estimates under different assumptions or conditions.
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

Year Ended December 31,	Period End Rate	Period Average Rate	High Rate	Low Rate
2004	1.2034	1.3017	1.3970	1.1775
2005	1.1656	1.2115	1.2703	1.1507
2006	1.1652	1.1340	1.1726	1.0989

Monthly 2006
January	1.1436	1.1572	1.1726	1.1436
February	1.1379	1.1489	1.1577	1.1379
March	1.1670	1.1573	1.1722	1.1320
April	1.1203	1.1441	1.1718	1.1203
May	1.1027	1.1100	1.1232	1.0989
June	1.1150	1.1137	1.1241	1.0991
July	1.1309	1.1294	1.1415	1.1112
August	1.1066	1.1182	1.1312	1.1066
September	1.1151	1.1161	1.1272	1.1052
October	1.1227	1.1285	1.1384	1.1154
November	1.1413	1.1359	1.1474	1.1275
December	1.1652	1.1532	1.1652	1.1415

     Stock Based Compensation
     On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires that all share-based payments to directors and employees, including grants of stock options, be recognized in the consolidated financial statements based on their fair values.
     We adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $464 which consisted of stock-based compensation expense of $482 related to director and employee stock options and a recovery of $18 related to SARs, with a corresponding increase to additional paid-in-capital, or APIC, of $482 and a decrease in accounts payable and accrued liabilities of $18. In addition, stock based compensation of $32 was recognized related to restricted share units awarded to the independent directors.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statements of operations, because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     SFAS 123(R) requires that liability classified awards such as SARs be revalued to estimated fair value at each reporting date using an option-pricing model. Prior to the adoption of SFAS 123(R), we valued SARs at the amount by which the market value exceeded the exercise price at each measurement date. As a result of implementing SFAS 123(R) on January 1, 2006, we increased our SAR liability from $90 to $97, with the increase recorded as a cumulative effect of a change in accounting principle in the condensed consolidated statement of operations.
     We continue to use the Black-Scholes option-pricing model for valuation of share-based payment awards which was previously used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected common share price volatility over the term of the awards, and actual and projected employee share option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer / willing seller market transaction.
Recently Adopted and Pending Accounting Pronouncements
FIN 48
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Corporation recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. This FIN is effective for the first quarter of 2007 and is not expected to have a material impact on the Corporation’s financial position or results of operations.
SFAS 155
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Corporation currently does not have any hybrid financial instruments.
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
SAB 108
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for fiscal years ending after November 15, 2006 (the Corporation’s fiscal year ending December 31, 2006). The implementation of SAB 108 did not have a material impact on the Corporation’s financial position or results of operations.
EITF 06-3
     In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), which is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 addresses which taxes assessed by a government authority should be considered and how these taxes should be presented in the income statement (i.e., gross versus net). This EITF is effective for the first quarter of 2007 and is not expected to have a material impact on the Corporation’s financial position or results of operations.
EITF 04–13
In September 2005, the EITF reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the same Counterparty” (“EITF 04-13”). EITF 04-13 provides guidance on the purchase and sale of inventory to another entity that operates in the same line of business. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. EITF 04-13 applies to new arrangements entered into, or modifications or renewals of existing arrangements in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 did not have a material impact on the Corporation’s consolidated results of operations and financial condition. Future impact from the adoption of EITF 04-13 will depend on the nature of future arrangements entered into, or modifications or renewals of existing arrangements by the Corporation.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     We are exposed to various market risks, including variability in currency exchange rates. The Smith & Nephew sales revenues on which our royalty and milestone revenues are determined are reported to us in U.S. dollars. Sales by Smith & Nephew in other currencies will result in fluctuations in their revenue as reported in U.S. dollars. The Smith & Nephew contracts ensure recovery of certain manufacturing costs, which reduces our susceptibility to production cost variances resulting from foreign exchange fluctuations. Our accounts receivable from Smith & Nephew are denominated in U.S. dollars . The functional currency that we use for accounting purposes is the Canadian dollar and as a result, accounts receivable and other liabilities recorded in Canadian dollars are exposed to changes in the exchange rate between the Canadian and U.S. dollars until these receivables are collected. We do not maintain derivative instruments to mitigate our exposure to fluctuations in currency exchange rates.
     We are exposed to currency risks as a result of our export to foreign jurisdictions of goods produced in Canada. These risks are partially covered by purchases of goods and services in the foreign currency. For 2006, a 1.0% increase in the exchange rate from the United States dollar to the Canadian dollar (meaning a 1% appreciation in the value of the United States dollar compared to the Canadian dollar) would have decreased our loss before income taxes by less than $0.1 million. Conversely, a 1.0% decrease in the exchange rate would have increased our 2006 loss before taxes by a similar amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Chartered Accountants
To the Board of Directors and Shareholders of
NUCRYST Pharmaceuticals .Corp.
We have audited the consolidated balance sheets of NUCRYST Pharmaceuticals Corp. as at December 31, 2006 and 2005 and the consolidated statements of operations, shareholder’s equity and cash flow for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of NUCRYST Pharmaceuticals Corp. as at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in accordance with accounting principles generally accepted in the United States of America.
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
/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Edmonton, Canada
February 6, 2007

Comments by Independent Registered Chartered Accountants on Canada — United States of America Reporting Difference
The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph (following the opinion paragraph) when there are changes in accounting principles that have a material effect on the comparability of the Corporation’s financial statements, such as the change described in Note 2(o) to the consolidated financial statements, and changes in accounting principles that have been implemented in the financial statements, such as the change described in Note 2(r) to the consolidated financial statements. Our report is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principle in the auditors’ report when the change is properly accounted for and adequately disclosed in the financial statements.
/s/ DELOITTE & TOUCHE LLP
Independent Registered Chartered Accountants
Edmonton, Canada
February 6, 2007

NUCRYST Pharmaceuticals Corp.
Consolidated Balance Sheets
(In US thousands, except share data)

	December 31	December 31
	2006	2005

ASSETS

Current
Cash and cash equivalents	$18,926	$35,901
Accounts receivable — net (note 3)	7,041	6,401
Inventories (note 4)	7,297	6,569
Other	327	121

	33,591	48,992

Restricted cash (note 2g)	135	130
Capital assets — net (note 5)	11,350	9,464
Intangible assets — net (note 6)	816	874

	$45,892	$59,460

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (note 7)	$2,261	$4,991
Accounts payable and accrued liabilities to related party (note 11)	45	1,058
Indebtedness to related party (note 8)	—	39,642

	2,306	45,691

Guarantees (note 12)
Commitments (note 13)

Shareholders’ equity
Common shares no par value, unlimited shares authorized: issued and outstanding — 18,309,613 and 14,227,500 shares at December 31, 2006 and 2005, respectively (note 9)	82,672	42,629
Additional paid-in capital	482	—
Accumulated other comprehensive loss (note 2d)	(5,490)	(5,281)
Accumulated deficit	(34,078)	(23,579)

Total shareholders’ equity	43,586	13,769

	$45,892	$59,460

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Consolidated Statement of Operations
(In US thousands, except share data)

	Year Ended	Year Ended	Year Ended
	December 31	December 31	December 31
	2006	2005	2004

Revenue
Wound care product revenue	$24,369	$18,636	$14,682
Milestone revenue	—	5,000	10,000

	24,369	23,636	24,682

Costs
Manufacturing (note 5)	16,053	10,015	7,141
Research and development (note 5)	11,162	8,520	8,971
General and administrative	6,723	3,945	3,901
Depreciation and amortization (note 5)	430	300	221
Write down of capital assets (note 5)	1,049	—	—

(Loss) income from operations	(11,048)	856	4,448

Foreign exchange (losses) gains	(298)	193	82
Interest income	1,123	12	66
Interest expense (note 8)	(310)	(3,540)	(3,229)

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(10,533)	(2,479)	1,367
Current income tax recovery (expense) (note 10)	41	(162)	(19)

(Loss) income before cumulative effect of a change in accounting principle	(10,492)	(2,641)	1,348
Cumulative effect of a change in accounting principle (note 2o)	(7)	—	—

Net (loss) income	$(10,499)	$(2,641)	$1,348

(Loss) income per common share (note 16)
Net (loss) income — basic and diluted	$(0.58)	$(0.27)	$0.14

Weighted average number of common shares outstanding:
— basic	17,964,332	9,764,486	9,727,500
— diluted	17,964,332	9,764,486	9,905,464

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Consolidated Cash Flow Statements
(In US thousands, except share data)

	Year Ended	Year Ended	Year Ended
	December 31	December 31	December 31
	2006	2005	2004

Operating activities
Net (loss) income	$(10,499)	$(2,641)	$1,348
Items not affecting cash
Depreciation and amortization	1,656	1,282	875
Foreign exchange loss	(356)	—	—
Stock-based compensation expense	496	—	—
Write down of capital assets	1,049	—	—
Cumulative effect of a change in accounting principle	7	—	—
Dividends on preferred shares	—	—	389
Accounts receivable	(606)	(2,000)	(1,254)
Inventories	(777)	(3,612)	(850)
Other	(212)	22	(15)
Accounts payable and accrued liabilities	(2,376)	1,191	1,150
Accounts payable and accrued liabilities to related party (note 11)	(969)	1,058	—
Accrued interest on indebtedness to related party (note 8)	—	2,589	3,122

Cash (used in) provided from operating activities	(12,587)	(2,111)	4,765

Investing activities
Restricted cash	(5)	(2)	(2)
Purchase of short-term investments	(22,191)	—	—
Maturity of short-term investments	22,748	—	—
Capital expenditures	(4,978)	(3,784)	(1,817)
Intangible assets	(153)	(127)	(115)

Cash used in investing activities	(4,579)	(3,913)	(1,934)

Financing activities
Issuance of common shares, net of share issuance costs (note 9)	286	39,095	—
Net advances from (repayments to) related party (note 8)	—	1,662	(1,949)

Cash provided from (used in) financing activities	286	40,757	(1,949)

Effect of exchange rate changes on cash and cash equivalents	(95)	220	(135)

Net (decrease) increase in cash and cash equivalents	(16,975)	34,953	747
Cash and cash equivalents at beginning of year	35,901	948	201

Cash and cash equivalents at end of year	$18,926	$35,901	$948

Supplemental disclosure of cash flow information:
Non-cash capital asset additions included in accounts payable and accrued liabilities at end of year	$243	$590	$674
Cash paid for interest	$310	$1,699	$—
Cash paid for income taxes	$72	$121	$19
Deferred share issue costs (accrued but not paid)	$—	$925	$—

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Consolidated Statement of Shareholders’ Equity
(In US thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive
(thousands of U.S. dollars, except share data)	Number	Stated Amount	Capital	Loss	Deficit	Loss

December 31, 2003	9,727,500	$3,534	$—	$(2,479)	$(22,286)

Foreign currency translation adjustments	—	—	—	(1,701)	—	$(1,701)
Net income	—	—	—	—	1,348	1,348

December 31, 2004	9,727,500	3,534	—	(4,180)	(20,938)	(353)

Issuance of common shares	4,500,000	39,095	—	—	—	—
Foreign currency translation adjustments	—	—	—	(1,101)	—	(1,101)
Net loss	—	—	—	—	(2,641)	(2,641)

December 31, 2005	14,227,500	42,629	—	(5,281)	(23,579)	(3,742)

Issuance of common shares upon conversion of indebtedness to related party (note 8d)	3,964,200	39,642	—	—	—	—
Issuance of common shares in connection with restricted shares and exercises of stock options and share appreciation rights	117,913	401	—	—	—	—
Stock-based compensation	—	—	482	—	—	—
Foreign currency translation adjustments	—	—	—	(209)	—	(209)
Net loss	—	—	—	—	(10,499)	(10,499)

December 31, 2006	18,309,613	$82,672	$482	$(5,490)	$(34,078)	$(10,708)

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
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

The Corporation develops, manufactures and commercializes innovative medical products that fight infection and inflammation based on its noble metal nanocrystalline technology. The Corporation produces nanocrystalline silver as a coating for wound care products under the trademark SILCRYSTTM and as a powder for use as an active pharmaceutical ingredient, which the Corporation refers to as NPI 32101.

Advanced wound care products with the Corporation’s SILCRYST™ coatings were developed and sold by the Corporation under the Acticoat™ trademark until May 2001 when a series of agreements were completed with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under the agreements, the Corporation licensed to Smith & Nephew the exclusive right to market, distribute and sell products with SILCRYST™ coatings for use on non-minor skin wounds and burns in humans world-wide. The Corporation also sold various assets to Smith & Nephew, including the Acticoat™ trade name and trademark, various regulatory approvals and certain manufacturing equipment, which the Corporation then leased back. Under the agreements, the Corporation manufactures these products and supplies them exclusively to Smith & Nephew and has agreed to work with Smith & Nephew to develop new Acticoat™ wound care products made with the Corporation’s SILCRYST™ coatings. Smith & Nephew markets and sells products with the Corporation’s SILCRYST™ coatings under its Acticoat™ trademark.

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

The Corporation is also developing pharmaceutical products based on its nanocrystalline technology to address medical conditions that are characterized by both infection and inflammation. The Corporation has developed NPI 32101 for use as an active pharmaceutical ingredient. The Corporation ceased its development of a pharmaceutical topical cream containing NPI 32101 for the treatment of dermatological conditions in November, 2006, following the results of its second Phase 2 clinical trial. The Corporation is currently conducting preclinical research for the use of NPI 32101 in the treatment of gastrointestinal conditions.
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
a)	Basis of presentation

The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The financial statements of entities which are controlled by the Corporation through voting equity interests, referred to as subsidiaries, are consolidated. Entities which are not controlled but over which the Corporation has the ability to exercise significant influence are accounted for using the equity method. Investments in other entities are accounted for using the cost method. Variable interest entities (“VIEs”), as defined by the Financial Accounting Standards Board (“FASB”) in FASB Interpretation No. (“FIN”) 46 (Revised 2003), “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”), are entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the Corporation when it is determined that it will, as the primary beneficiary, absorb the majority of the VIEs expected losses and/or expected residual returns. The Corporation currently does not have any VIEs.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, NUCRYST Pharmaceuticals Inc., which was incorporated in 1998 under the laws of the state of Delaware. All intercompany balances and transactions are eliminated upon consolidation.

b)	Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. Significant estimates include the useful lives of capital assets and intangible assets, inventory valuation, valuation allowance against deferred tax assets, financial instrument valuation and the fair value of stock-based compensation.

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

Other comprehensive loss consists of foreign currency translation adjustments for the year, which arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive loss of $5,490 (2005 – $5,281) consists of foreign currency translation adjustments.

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

Wound care products currently sold by the Corporation carry a limited short term product warranty. No provision for product warranty claims was required for the years ended December 31, 2006 and 2005 as the Corporation’s claims experience has been negligible.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
g)	Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term investments with original maturities at the date of acquisition of 90 days or less and are recorded at cost.

At December 31, 2006 the Corporation had $135 (2005 – $130) on deposit as collateral for the lease of its Wakefield, Massachusetts facility.

h)	Short-term investments

Short-term investments consist of money-market instruments with original maturities of greater than 90 days but less than one year and are classified as held-to-maturity financial assets. Held-to-maturity classification will be restricted to fixed maturity instruments that the Corporation intends, and is able, to hold to maturity and will be accounted for at amortized cost. As at December 31, 2006 and 2005, the Corporation did not hold any short-term investments.

i)	Allowance for doubtful accounts

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

j)	Inventories

Finished product, raw materials and materials in process are valued at the lower of average cost and market. Inventories include direct labour and an application of relevant overhead.

The Corporation manufactures products based on specific orders for Smith & Nephew under a long-term manufacturing agreement. The carrying value of inventories is recoverable through future sales as product costs are fully recoverable under the terms of this agreement, and therefore no provision for inventory valuation is required.

k)	Capital assets

Capital assets are stated at cost. Internal labour costs directly relating to capital projects are included in the cost of the specific capital assets. Depreciation is calculated using a straight-line method based on estimated useful lives of the particular assets as follows:

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
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
l)	Intangible assets

The Corporation’s definite life intangible assets consist of the prosecution and application costs of patents and trademarks and are amortized on a straight-line basis over their estimated useful lives to a maximum of 10 years. The cost of maintaining patents and trademarks are expensed as incurred. The Corporation evaluates the carrying value of definite life intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Any impairment in the carrying value which is based on the fair value of the intangible assets is charged to expense in the period that impairment has been determined.

Indefinite life intangible assets are recorded at fair value. On a regular basis, the Corporation reviews the carrying value of these assets for impairment. As at December 31, 2006 and 2005, the Corporation had no indefinite life intangible assets.

m)	Research and development costs

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

n)	Income taxes

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

o)	Stock-based compensation plans

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

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), relating to SFAS 123(R). The Corporation has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Corporation adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Corporation’s fiscal year 2006. The Corporation’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Corporation’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $464, which consisted of stock-based compensation expense of $482 related to director and employee stock options and a recovery of $18 related to SARs, with a corresponding increase to additional paid-in capital (“APIC”) of

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
o)	Stock-based compensation plans (continued)

$482 and a decrease in accounts payable and accrued liabilities of $18. There was no stock-based compensation expense related to employee stock options recognized during the years ended December 31, 2005 and 2004.

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

Stock-based compensation expense recognized during the year is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Corporation’s consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to but not yet vested as at December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Corporation’s pro forma information required under SFAS 123 for the periods prior to fiscal year 2006, the Corporation accounted for forfeitures as they occurred.

SFAS 123(R) requires that liability classified awards such as SARs be revalued to estimated fair value at each reporting date using an option-pricing model. Prior to the adoption of SFAS 123(R), the Corporation valued SARs at the amount by which the market value exceeded the exercise price at each measurement date. As a result of implementing SFAS 123(R) on January 1, 2006, the Corporation increased its SAR liability from $90 to $97, with the increase recorded as a cumulative effect of a change in accounting principle in the consolidated statements of operations.

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

p)	Earnings per share

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
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
q)	Employee future benefits

The Corporation maintains a defined contribution pension plan (Note 15). All employee future benefits are accounted for on an accrual basis.

r)	Recently adopted and pending accounting pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Corporation recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. This FIN is effective for the first quarter of 2007 and is not expected to have a material impact on the Corporation’s financial position or results of operations.

SFAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Corporation currently does not have any hybrid financial instruments.

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

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for fiscal years ending after November 15, 2006 (the Corporation’s fiscal year ending December 31, 2006). The implementation of SAB 108 did not have a material impact on the Corporation’s financial position or results of operations.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
2 SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
r)	Recently adopted and pending accounting pronouncements (continued)

EITF 06-3

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), which is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 addresses which taxes assessed by a government authority should be considered and how these taxes should be presented in the income statement (i.e., gross versus net). This EITF is effective for the first quarter of 2007 and is not expected to have a material impact on the Corporation’s financial position or results of operations.

EITF 04–13

In September 2005, the EITF reached consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the same Counterparty” (“EITF 04-13”). EITF 04-13 provides guidance on the purchase and sale of inventory to another entity that operates in the same line of business. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. EITF 04-13 applies to new arrangements entered into, or modifications or renewals of existing arrangements in reporting periods beginning after March 15, 2006. The adoption of EITF 04-13 did not have a material impact on the Corporation’s consolidated results of operations and financial condition. Future impact from the adoption of EITF 04-13 will depend on the nature of future arrangements entered into, or modifications or renewals of existing arrangements by the Corporation.
3 ACCOUNTS RECEIVABLE
As at December 31, 2006 and 2005, no allowance for doubtful accounts was required.
4 INVENTORIES

	December 31, 2006	December 31, 2005

Raw materials	$3,888	$3,921
Materials in process	649	2,121
Finished product	2,760	527

	$7,297	$6,569

5 CAPITAL ASSETS

		Accumulated	Net
December 31, 2006	Cost	Depreciation	Book Value

Machinery and equipment	$9,814	$3,529	$6,285
Leasehold improvements	2,265	956	1,309
Computer hardware and software	588	348	240
Construction in progress	3,516	—	3,516

	$16,183	$4,833	$11,350

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
5 CAPITAL ASSETS (continued)

		Accumulated	Net
December 31, 2005	Cost	Depreciation	Book Value

Machinery and equipment	$9,387	$2,620	$6,767
Leasehold improvements	1,888	825	1,063
Computer hardware and software	393	185	208
Construction in progress	1,426	—	1,426

	$13,094	$3,630	$9,464

Included in capital assets is construction in progress which is not currently subject to depreciation. Depreciation related to capital assets for the year ended December 31, 2006 was $1,445 (2005 – $1,096; 2004 – $713), of which $470 (2005 – $447; 2004 – $379) was included in research and development costs and $756 (2005 – $535; 2004 – $275) relating to manufacturing assets was included in manufacturing costs in the consolidated statements of operations. Depreciation expense for the year ended December 31, 2006 was comprised of $219 (2005 – $114; 2004 – $59) relating to other assets. During the year, construction in progress included in capital assets relating to the design and implementation of an active pharmaceutical ingredient production facility in the amount of $1,049 was written off. As a result of the outcome of the Corporation’s second Phase 2 clinical trial for topical NPI 32101 in the treatment of dermatological conditions, it was determined that the facility not be built.
6 INTANGIBLE ASSETS

	December 31, 2006	December 31, 2005

Patents and trademarks	$2,180	$2,028
Less accumulated amortization	(1,364)	(1,154)

	$816	$874

Amortization related to intangible assets for the year ended December 31, 2006 was $211 (2005 – $186; 2004 – $162).

The following is the estimated amortization expense of intangible assets for each of the five fiscal years commencing with 2007:

2007	$186
2008	158
2009	134
2010	114
2011	224

Total	$816

7 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2006	December 31, 2005

Accrued compensation liabilities	$517	$1,030
Trade payables related to capital projects	243	590
Other trade payables and accrued liabilities	1,501	3,371

	$2,261	$4,991

8 INDEBTEDNESS TO RELATED PARTY
The Corporation was indebted to the Parent as follows:

	December 31, 2006	December 31, 2005

Term loan	$—	$39,642

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
8 INDEBTEDNESS TO RELATED PARTY (continued)
Prior to July 1, 2004, the Corporation’s indebtedness to related party was comprised of shareholder advances and Class F Series 1 cumulative preferred shares. On July 1, 2004, the Class F Series 1 cumulative preferred shares were converted to a promissory note. Effective August 31, 2005, the shareholder advances and promissory note were consolidated into a term loan with a five-year maturity which bore interest at rates of 10% and 15%. The Corporation repaid $6,850 of the term loan with net proceeds from the initial public offering. In accordance with the terms of the initial public offering prospectus, on January 27, 2006, the remaining balance owing in the amount of $39,642 was converted into 3,964,200 common shares of the Corporation.

The Corporation incurred interest expense on indebtedness to related party as follows:

	Year ended	Year ended	Year ended
	December 31, 2006	December 31, 2005	December 31, 2004

Shareholder advances	$—	$1,936	$2,653
Cumulative preferred shares	—	—	389
Promissory note	—	653	469
Term loan	310	1,500	—

	310	4,089	3,511

Less: interest expense included in manufacturing costs	—	(549)	(282)

	$310	$3,540	$3,229

9 SHARE CAPITAL
The Corporation’s authorized share capital consists of an unlimited number of voting common shares and preferred shares.

a)	Common shares issued and outstanding

Changes in the Corporation’s common shares outstanding during 2006 and 2005 are as follows:

	Number		Stated Capital
	2006	2005	2006	2005

Balance at beginning of year	14,227,500	9,727,500	$42,629	$3,534
Stock options exercised	105,303	—	286
SARs Exercised	7,610	—	83	—
Conversion of term loan (Note 8)	3,964,200	—	39,642	—
Restricted shares	5,000	—	32	—
Issued upon share offering	—	4,500,000		39,095

Balance at end of year	18,309,613	14,227,500	$82,672	$42,629

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

During the year ended December 31, 2006, 105,303 options were exercised at a weighted average price of CDN$3.09. No options were exercised in 2005 or 2004. During the year, 5,000 restricted shares with a fair value of $32 were issued. No restricted shares were issued in 2005 or 2004.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
9 SHARE CAPITAL (continued)
a)	Common shares issued and outstanding (continued)

The Corporation had no SARs outstanding at December 31, 2006 (December 31, 2005 – 12,646 with a weighted average exercise price of CDN$3.08 per SAR). During the year, 10,376 SARs were exercised and settled with 7,610 shares of the Corporation. No SARs were issued, exercised or forfeited in 2005 or 2004. There was no cumulative liability related to SARs at December 31, 2006 (December 31, 2005 – $90).

b)	Stock-based compensation plans

The Corporation maintains an equity incentive plan for employees under which stock options and SARs may be granted for up to 2,200,000 common shares of the Corporation. A total of 1,306,735 common shares were available for grant under the Corporation’s stock-based compensation plans as of December 31, 2006. The exercise price of each stock option and SAR is set at an amount not less than the market value of the common shares of the Corporation at the date of grant. Prior to the initial public offering, the market value of the common shares was determined by the Parent at the time of issuance of each stock option and SAR. Stock options and SARs vest evenly over a three-year period and expire ten years from the date of grant. Awards that expire or are forfeited generally become available for issuance under the plan. Independent directors who were appointed to the Corporation’s board of directors prior to May 2, 2006 were granted an initial award of 20,000 options. Effective May 2, independent directors are granted an initial award of 8,000 options upon appointment to the board. Each independent director is entitled to a subsequent annual award of 2,000 options. Effective May 2, 2006, independent directors are also granted 5,000 restricted share units upon appointment to the board. These units vest immediately and are subject to trading restrictions, with 1,000 restricted shares available for sale on the first anniversary date and the remaining 4,000 restricted shares upon retirement from the board. Each independent director is entitled to a subsequent annual grant of 3,000 restricted share units, 50% of which is subject to a one-year vesting and the remaining 50% to a two-year vesting. During the year ended December 31, 2006, 5,000 restricted share units with a fair value of $32 were granted to a new director and 9,000 restricted share units were granted to three directors. The value of the 9,000 restricted share units, amounting to $35, is being amortized over the vesting period. Employees are granted options in the quarter of their hire and subsequently upon the approval by the board of directors.

Effective January 1, 2006, the Corporation began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123(R) as interpreted by SAB 107. Prior to January 1, 2006, the Corporation accounted for stock options according to the provisions of APB No. 25 and related interpretations and, therefore, no compensation expense was recorded for awards granted with no intrinsic value. The Corporation has adopted the modified prospective transition method provided under SFAS 123(R) and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes 1) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, the Corporation records expense over the vesting period in connection with SARs. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. As a result of the adoption of SFAS 123(R), the Corporation’s loss before income taxes and net loss for the year ended December 31, 2006 were $471 greater than they would have been under the Corporation’s previous accounting method for share-based compensation. Basic and diluted net loss per common share for the year ended December 31, 2006 was not impacted by the change in accounting method. The Corporation evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123(R) and determined that no adjustment was required.

Effective January 1, 2006, the Corporation adopted SFAS 123(R), which requires that liability classified awards such as SARs be measured at fair value at each balance sheet date until the awards are settled. Previously, net changes in the value of SARs, measured as the amount by which the market value of the common shares of the Corporation exceeds the exercise price at the measurement date, were recognized as compensation expense over the SARs vesting period with a corresponding increase to accounts payable and accrued liabilities. The impact of the adoption of this change in accounting principle was to increase the SAR liability as at December 31, 2005 from $90 to $97. As a result, the Corporation recorded a cumulative effect of a change in accounting principle of $7 in the consolidated statements of operations in the first quarter of 2006.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
9 SHARE CAPITAL (continued)
Total stock-based compensation expense for the year ended December 31, 2006 was $464, of which $460 was included in general and administrative expense and $4 was included in research and development expense.

In prior years, as permitted by SFAS 123, the Corporation elected to measure compensation costs for options as the excess, if any, of the market value of the shares at the date of the grant over the exercise price. As the exercise price of options granted by the Corporation was not less than the market value of the shares at the date of grant, no compensation expense was recognized.

If compensation costs for the Corporation’s stock option plans in 2005 and 2004 had been determined based on the fair value methodology over the vesting period consistent with SFAS 123, the Corporation’s net (loss) income and (loss) income per share for the years ended December 31, 2005 and 2004 would have been (increased) reduced to the pro forma amounts indicated below:

	Year ended	Year ended
	December 31, 2005	December 31, 2004

Net (loss) income applicable to common shareholders	$(2,641)	$1,348
Total stock-based employee compensation expense determined under fair-value based method for awards net of tax effects	(96)	(55)

Pro forma net (loss) income applicable to common shareholders	$(2,737)	$1,293

Net (loss) income per common share – basic and diluted	$(0.27)	$0.14

Pro forma net (loss) income per common share – basic and diluted	$(0.28)	$0.13

A summary of the status of the Corporation’s stock option plans as at December 31, 2006, 2005 and 2004 and changes during the years ended on those dates is presented below:

	Number of Options			Weighted Average Exercise Price (CDN$)
	December 31			December 31
	2006	2005	2004	2006	2005	2004

Balance at beginning of year	713,770	625,057	486,440	$3.47	$3.32	$3.39
Granted	209,849	92,571	165,205	14.40	4.50	3.08
Exercised	(105,303)	—	—	3.09	—	—
Forfeited	(51,964)	(3,858)	(26,588)	14.73	3.51	3.08

Balance at end of year	766,352	713,770	625,057	$5.75	$3.47	$3.32

The weighted average remaining contractual life of options outstanding at December 31, 2006 was 6.37 years (2005 – 6.50 years; 2004 – 7.09 years).

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
9 SHARE CAPITAL (continued)
The following table summarizes information regarding stock options outstanding as at December 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-			Weighted-
	Number	Remaining	Average		Number	Average
Range of Exercise	Outstanding at	Contractual	Exercise	Aggregate	Exercisable at	Exercise	Aggregate
Prices	December 31,	Life	Price	Intrinsic	December 31,	Price	Intrinsic
(CDN$)	2006	(Years)	(CDN$)	Value	2006	(CDN$)	Value

$3.08 to $4.62	554,780	5.34	$3.40	$1,008	479,876	$3.39	$878
$4.63 to $6.95	60,963	8.56	$5.44	$17	18,890	$5.18	$6
$6.96 to $9.50	—	—	$—	$—	—	$—	$—
$9.51 to $14.26	80,000	9.11	$11.87	$—	20,000	$11.65	$—
$14.27 to $21.40	70,609	9.43	$17.50	$—	—	$—	$—

$3.08 to $21.40	766,352	6.37	$5.75	$1,025	518,766	$3.77	$884

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Corporation’s closing stock price of U.S.$4.74 as of December 31, 2006 which would have been received by the stock option holders had all stock option holders exercised their options as of that date. The total number of in-the-money options as of December 31, 2006 was 600,399, based on the closing market value of the Corporation’s common shares at that date.

Options granted prior to January 1, 2006 were denominated in Canadian dollars while options granted on or after January 1, 2006 are denominated in U.S. dollars. For the year ended December 31, 2006, options granted in U.S. dollars totaled 209,849 with a weighted average exercise price of U.S.$12.35. The exercise price has been converted to Canadian dollars for reporting purposes at the year-end exchange rate.

The Corporation’s non-vested stock options consist of options granted under the Corporation’s stock option plans. The fair value of each non-vested option is calculated using the stock price at the date of grant. A summary of the status of non-vested stock options as at December 31, 2006 and changes during the year is presented below.

		Weighted-Average
	Number of	Grant Date Fair Value
	Non-Vested Options	(CDN$)

Balance at December 31, 2005	215,409	$1.58
Granted	209,849	$8.50
Vested	(125,708)	$2.04
Forfeited	(51,964)	$8.53

Balance at December 31, 2006	247,586	$5.75

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option-pricing model and the assumptions are noted in the table below. The Corporation’s common shares have a public trading history of only one year. As a result, certain assumptions are currently based on assumptions used by the Parent to value its stock-based compensation expense. The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders. The weighted average fair value of options granted for the year ended December 31, 2006 was CDN$8.50 (2005 – CDN$2.58; 2004 – CDN$0.82). As at December 31, 2006, total compensation cost related to non-vested stock options not yet recognized was $1,008, which is expected to be recognized over the next 36 months on a weighted-average basis.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
9 SHARE CAPITAL (continued)
Due to the limited trading history of the Corporation, the expected volatility of stock options is currently based upon the historical volatility of the Parent’s stock. The dividend yield reflects the Corporation’s intention not to pay cash dividends in the foreseeable future. The life of options is currently based on observed historical exercise patterns of the Parent. Groups of directors and employees that have similar historical exercise patterns are being considered separately for valuation purposes. The risk free interest rate is based on the yield of a Government of Canada zero-coupon issue with a remaining life approximately equal to the expected term of the options.

	Year ended December 31
Stock options	2006	2005

Expected volatility	58.1%	57.7%
Dividend yield	—	—
Expected life	7 years	7 years
Risk free rate	3.89%	4.33%

In December, 2006 certain directors were granted 9,000 units of restricted common stock, which vest evenly over two years. Unvested restricted share units are subject to forfeiture upon termination from the board.

A summary of the Corporation’s non-vested restricted share units as at December 31, 2006 and changes during the year is presented below:

	Number of	Weighted-Average
	Restricted Share	Grant Date
	Units	Fair Value

Balance at beginning of year	—	$—
Granted	9,000	3.85

Balance at end of year	9,000	$3.85

As the units were issued at the end of the year, no non-cash stock-based compensation expense was recorded in connection with non-vested restricted share units during the year ended December 31, 2006. At December 31, 2006, total unrecognized non-cash stock-based compensation expense related to non-vested restricted share units was $35 which is expected to be recognized over the remaining vesting period of two years. The Corporation measures fair value of the restricted share units based upon the market price of its common stock as of the date of grant.

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
10 INCOME TAXES
The following is a reconciliation of income taxes, calculated at the statutory income tax rate, to the income tax provision included in the consolidated statements of operations.

	Year Ended December 31
	2006	2005	2004

(Loss) income before income taxes and cumulative effect of a change in accounting principle	$(10,533)	$(2,479)	$1,367
Statutory income tax rate	32.12%	33.62%	33.87%

Expected income tax (recovery) expense	(3,383)	(833)	463
Utilization of prior period losses	—	—	(595)
Losses and temporary differences – valuation allowance	3,347	937	—
Non-deductible expenses	—	—	132
Large corporations tax	(5)	58	19

Income tax expense	$(41)	$162	$19

Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases.
The net deferred income tax asset is comprised of:

	December 31, 2006	December 31, 2005

Deferred income tax assets:
Tax benefit of loss carry-forwards and tax credits	$18,078	$13,178
Less valuation allowance	(17,305)	(12,638)

	773	540

Deferred income tax liabilities:
Capital, intangible and other assets	(773)	(540)

Deferred income tax assets, net	$—	$—

The deferred income tax asset valuation allowance is in respect of tax loss carry-forwards and tax credits.
The Corporation had net accumulated operating losses for income tax purposes at December 31, 2006 of approximately $32,256 (2005 – $22,547; 2004 – $19,937) and unclaimed scientific research and experimental development expenditures of approximately $5,720 (2005 – $4,738; 2004 – $3,863) that can be used to offset taxable income, if any, in future periods. At December 31, 2006, the Corporation also had capital losses of approximately $1,809 (2005– $2,133; 2004 – $2,066) as well as research and development tax credits of approximately $3,368 (2005 – $2,469; 2004 – $2,259). These recognized losses and credits have been fully offset by a valuation allowance. The net accumulated operating losses and research and development tax credits will expire at various times to the end of 2026.
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
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
11 RELATED PARTY TRANSACTIONS
The Corporation engaged in the following related party transactions with the Parent that have not been disclosed elsewhere in these consolidated financial statements:

	Year Ended December 31
	2006	2005	2004

Building rent, including operating costs	$1,606	$1,399	$793
Services:
Information technology	—	58	277
Treasury and accounting	—	—	14
Legal	170	204	203
Insurance	644	289	255
Other	219	154	108

	$2,639	$2,104	$1,650

The Corporation leases its Fort Saskatchewan, Alberta facility from the Parent and is charged building rent at a rate which, in management’s view, approximates current market rates, plus actual operating costs. Corporate and administrative services are provided by the Parent on a fully-allocated cost recovery basis.
At December 31, 2006, accounts payable and accrued liabilities to related party of $45 were owed by the Corporation to the Parent for services rendered by the Parent and invoices paid by the Parent on behalf of the Corporation. The balance of $1,058 owing at December 31, 2005 also included accrued interest of $160 on the term loan.
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
13 COMMITMENTS
The Corporation is committed to capital expenditures of $537 (2005 – $1,179) and to future annual payments under operating leases for office and facility space and equipment as follows:

2007	2008	2009	2010	2011

$1,010	$1,002	$815	$527	$499

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
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

The Corporation has a 401(k) retirement plan (the “Plan”) for the benefit of permanent United States employees. These employees may elect to contribute to the Plan through payroll deductions of up to $15 of their annual compensation, subject to statutory limitations. The Corporation may declare discretionary matching contributions of up to 50% of employees’ contributions up to a maximum of 3% of employee earnings. The Corporation’s matching contributions for the year ended December 31, 2006 were $58 (2005 – $46; 2004 – $41).

The Corporation also participates in a defined contribution pension plan for its Canadian employees which is administrated by the Parent. The Corporation matches employee contributions of up to 4% of their annual compensation. The Corporation’s contributions to this plan for the year ended December 31, 2006 amounted to $274 (2005 – $149; 2004 – $94).

16	(LOSS) EARNINGS PER SHARE

In calculating (loss) earnings per share under the treasury stock method, the numerator remains unchanged from the basic (loss) earnings per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income. The reconciliation of the denominator in calculating diluted (loss) earnings per share is as follows:

	Year Ended December 31
	2006	2005	2004

Weighted average number of common shares outstanding – basic	17,964,332	9,764,486	9,727,500
Effect of dilutive securities
Options	—	—	172,052
SARS	—	—	5,912

Weighted average number of common shares outstanding – diluted	17,964,322	9,764,486	9,905,464

NUCRYST Pharmaceuticals Corp.
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004
All amounts are expressed in thousands of U.S. dollars, except share and per share data
16	(LOSS) EARNINGS PER SHARE (continued)

Options to purchase 766,352 common shares were outstanding at December 31, 2006. Of these, 90,473 were excluded from the computation of diluted (loss) earnings per share because the weighted average exercise price of these options was greater than the weighted average value of the common shares of the Corporation during 2006. There were 9,000 restricted share units outstanding at December 31, 2006 and they were all included in the computation of diluted (loss) earnings per share.

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

The impact of all dilutive securities on (loss) earnings per share is anti-dilutive for the years ended December 31, 2006 and 2005, including the dilutive impact of the remaining term loan (Note 8) and all outstanding options and SARs.

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
a)	Assets by geographic segment

	December 31, 2006	December 31, 2005

Canada	$42,440	$56,005
United States	3,452	3,455

	$45,892	$59,460

a)	Capital assets and intangible assets by geographic segment

	December 31, 2006	December 31, 2005

Canada	$11,130	$8,874
United States	1,036	1,464

	$12,166	$10,338

All of the Corporation’s revenues in 2006, 2005 and 2004 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting
     Based on our current status as a non-accelerated filer, we are not required to certify the effectiveness of internal control over financial reporting until the year ended December 31, 2007. Auditor attestation is not required until fiscal year ended December 31, 2008.
Evaluation of disclosure controls and procedures.
     We maintain “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our reports is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President, Finance and Administration and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.
     In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
     We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Administration and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Vice President, Finance and Administration and Chief Financial Officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in this Annual Report on Form 10-K, was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and Form 10-K and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance and Administration and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting period
     There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting
ITEM 9B. OTHER MATTERS
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table sets forth certain information, as of December 31, 2006, regarding our executive officers and directors:

Name	Age	Position
Scott H. Gillis	54	President, Chief Executive Officer and a Director
Paul J. Schechter, M.D., Ph.D	67	Vice President, Drug Development & Regulatory Affairs and Chief Medical Officer
Eliot M. Lurier	48	Vice President, Finance and Administration and Chief Financial Officer
Carol L. Amelio	45	General Counsel and Corporate Secretary
David C. McDowell	50	Vice President, Manufacturing Operations
Katherine J. Turner, Ph.D	54	Vice President, Research
Barry M. Heck	44	Chairman of the Board
Neil Carragher(1)(2)(3)	68	Director
Roger G.H. Downer, Ph.D.(2)(3)	64	Director
David Poorvin, Ph.D. (1)(2)(3)	60	Director
Richard W. Zahn(1)(3)	55	Director

(1)	Member of our audit committee.

(2)	Member of our human resources and compensation committee.

(3)	Member of our corporate governance and nominating committee.
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
     Eliot M. Lurier has been our Vice President, Finance and Administration, Chief Financial Officer since April 2005. From 2004 to 2005, he served as Consulting Chief Financial Officer to Bridge Pharmaceuticals, Inc., a spin off of SRI International focusing on drug development services in Asia. From 2002 to 2004, Mr. Lurier served as Consulting Chief Financial Officer to Linden Bioscience Inc., a venture backed integrator of functional genomics technology. From 2000 to 2002, he served as Chief Financial Officer and Treasurer of Admetric Biochem, Inc., a venture backed company. From 1998 to 2000, Mr. Lurier was Chief Financial Officer and Vice President Finance of Ascent Pediatrics, Inc., a publicly traded pediatric pharmaceutical company. He holds a B.S. in Accounting from Syracuse University and is a certified public accountant in Massachusetts. Mr. Lurier resides in Natick, Massachusetts.
     Carol L. Amelio has been our General Counsel and Corporate Secretary since February 2006. From May 2001 to January 2006, she served as legal counsel for Westaim. From 1992 to 2001, she held senior legal and management positions with TELUS Communications, a telecommunications company. Ms. Amelio holds a B.Comm. and LL.B. from the University of Alberta and was admitted to the bar of the Province of Alberta in 1987. Ms Amelio resides in Edmonton, Alberta.
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

     Katherine J. Turner, Ph.D. has been our Vice President, Research since June 2006. from July 2001 to November 2005, she served as Vice President of Validation Biology at Biogen Idec, Inc. a pharmaceutical company. Prior to 2001, she held senior management and research positions at Genetics Institute, Inc. and Wyeth Pharmaceuticals both of which are pharmaceutical companies. Dr. Turner resides in Acton, Massachusetts.
     Barry M. Heck has served as a director since December 1997 and became Chairman of the Board in December 2005. Mr. Heck has been the President, Chief Executive Officer and a director of Westaim since January 2003 and is a director of Kereco Energy Ltd and Berkana Energy Corp. From January 1997 to January 2003, Mr. Heck served as a Senior Vice President of Westaim. Mr. Heck holds an LL.B. from the University of Alberta. Mr. Heck resides in Calgary, Alberta.
     Neil Carragher became a director in December, 2005. Mr. Carragher has been the Chairman of The Corporate Partnership Ltd., a management consulting group, for more than five years. Mr. Carragher is a director of Westaim and Agrium Inc. Mr. Carragher holds a B.Sc. from the University of Glasgow and an M.Sc. from the University of London. Mr. Carragher resides in Toronto, Ontario.
     Roger G.H. Downer, Ph.D became a director in December 2005. Dr. Downer has been the President and Vice-Chancellor of the University of Limerick, Ireland since 1998 until his retirement in 2006 when he became President Emeritus. From 1996 to 1998 Dr. Downer was President of the Asian Institute of Technology. Dr. Downer is a director of Westaim. Dr. Downer holds a B.Sc. and M.Sc. from Queen’s University Belfast and a Ph.D from the University of Western Ontario. Dr. Downer resides in Killaloe, Ireland.
     David Poorvin, Ph.D became a director in May of 2006. Dr. Poorvin has been a consultant for Poorvin Enterprises, a health care consulting company and has served as Executive-in-Residence for Oxford Biosciences Partners a venture capital firm since May 2004. Dr. Poorvin is a director of Enanta Pharmaceuticals and Repros Therapeutics Inc. From 1981 to 2003, Dr. Poorvin held numerous senior management positions with Schering-Plough Corporation, a global research-based company engaged in the discovery, development, manufacturing and marketing of pharmaceutical, biotechnology and health care products, including Vice President of Business Development Operations from 1993 until 2003, and Director of Cardiovascular Clinical Research from 1986 to 1989. Dr. Poorvin holds a B.A. from Hunter College of the City University of New York, and a Ph.D from Rutgers University. Dr. Poorvin resides in New Jersey.
     Richard W. Zahn became a director in December 2005. From 1992 to 2003, Mr. Zahn held numerous senior management positions within the Schering Plough Corporation, a global research-based company engaged in the discovery, development, manufacturing and marketing of pharmaceutical biotechnology products and health care products, including President of Schering Laboratories from 1996 until July 2003, and Corporate Vice President of Schering-Plough Corporation, from 2001 to December 2003. Schering Laboratories is the U.S. prescription marketing arm for Schering Plough. Mr. Zahn is a director of Norwood Abbey, Ltd. Mr. Zahn holds a B.S. in Business Administration from Kansas State Teachers College. Mr. Zahn resides in Oldwick, New Jersey.
     We intend to appoint one additional independent director to our Board of Directors within 12 months.
     There are no family relationships between any of our executive officers or directors. The business address of each of our executive officers and directors is 50 Audubon Road, Suite B, Wakefield, Massachusetts 01880.
Code of Ethics
     Our board of directors has adopted a Code of Conduct and Ethics for Directors, Officers and Employees (the “Code of Conduct”). The Code of Conduct has been filed on and is accessible through SEDAR at www.sedar.com and EDGAR at www.edgar-online.com. A copy of the Code of Conduct may also be obtained by any person without charge, upon written request delivered to NUCRYST at 10102 — 114th Street, Fort Saskatchewan, AB T8L 3W4, Attention: Vice President, General Counsel and Corporate Secretary. A copy of our Code of Conduct is also available on our website at www.nucryst.com.
Composition of our Board of Directors
     Our board of directors currently consists of six directors. Our directors are elected at each annual general meeting of our shareholders and serve until their successors are elected or appointed, unless their office is earlier vacated. Our articles currently provide that the number of directors may be between three and 15; provided that, between annual general meetings of our shareholders, the directors may appoint one or more additional directors, but the number of additional directors may not at any time exceed one-third of the number of directors who held office at the expiration of the last meeting of our shareholders. Under the Business Corporations Act (Alberta), at least 25% of our directors must be resident Canadians.

Audit Committee and Financial Expert
     The members of our audit committee are Neil Carragher, Richard W. Zahn, and David W. Poorvin each of whom is a non-employee member of our board of directors. Mr. Carragher chairs the committee and we do not presently designate an audit committee financial expert (as defined under SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002). However, our board has determined that each member of our audit committee is financially literate and at least one member of our audit committee meets the financial sophistication requirements of the NASDAQ. Our board of directors has determined that Messrs. Carragher and Zahn and Dr. Poorvin are independent members of our board of directors under the current requirements of the NASDAQ, the Toronto Stock Exchange and the rules and regulations of the SEC and Canadian provincial securities regulatory authorities. A copy of our audit committee’s charter is available on our website at www.nucryst.com.
Nomination of Directors
     Our board of directors has not adopted policies and procedures by which shareholders may recommend nominees to our board of directors. However, pursuant to the Business Corporations Act (Alberta), a registered shareholder entitled to vote at our annual meeting of shareholders, or a beneficial owner of shares, may, subject to the provisions of that Act, submit a proposal for nominations for the election of directors for consideration at our annual meeting if the proposal is signed by one or more registered holders of shares representing in the aggregate not less than 5% of our issued common shares that have the right to vote at the meeting to which the proposal is to be presented, or by beneficial owners of shares representing in the aggregate the same percentage. To be eligible to make a proposal, a person must (i)be a registered shareholder or beneficial owner of the prescribed number of shares or have the prescribed level of support of other shareholders or beneficial owners of shares; (ii)provide NUCRYST with his or her name and address and the names and addresses of those registered holders or beneficial owners of shares who support the proposal; (iii)and continue to hold or own the prescribed number of shares up to and including the day of the meeting at which the proposal is made. The proposal must be in writing and received by our offices at 10102 114th Street, Fort Saskatchewan, AB T8L 3W4, Attention: Vice President, General Counsel and Corporate Secretary by February 4, 2007. However, nothing in the provisions of the Act relating to shareholder proposals precludes nominations for the election of directors made at a meeting of shareholders by registered shareholders or proxyholders (provided the proxy stipulates the proxy holder has such authority).
Compliance with Section 16(a) of the Exchange Act
     Section 16(a) of the Securities and Exchange Act of 1934, requires a registrant’s directors and executive officers, and persons who own more than 10% of a registered class of a registrant’s securities, to file with the SEC initial reports of changes in ownership of common shares and other equity securities of the registrant. As we are a “foreign private issuer” pursuant to Rule 3a 12-3 of the Securities Exchange Act of 1934, NUCRYST and persons referred to above are exempt from the reporting and liability provisions of Section 16(a). However, under Canadian provincial securities laws, the persons referred to above are required to file reports in electronic format through the System for Electronic Disclosure by Insiders, or SEDI, disclosing changes in beneficial ownership of or control or direction over, our common shares and other securities. Our shareholders can access such reports at www.sedi.ca.
Scientific Advisory Board
     Our scientific advisory board is made up of a group of experienced scientists and clinicians chosen for their particular expertise. Members of our scientific advisory board consult with us regularly on matters relating to:
•	our research and development programs;

•	the design and implementation of our clinical trials;

•	market opportunities from a clinical perspective;

•	new technologies relevant to our research and development; and

•	scientific and technical issues relevant to our business.

     The current scientific advisory board members are:

Name		Professional Affiliation
Allen J. Bard, Ph.D.	•	Hackerman-Welch Regents Chair in Chemistry Department of Chemistry and Biochemistry, The University of Texas at Austin

	•	Member, National Academy of Sciences

	•	Formerly Editor-in-Chief, Journal of the American Chemical Society

	•	Formerly President, International Union of Pure and Applied Chemistry

Robert H. Demling, M.D.	•	Professor of Surgery, Harvard Medical School, Boston

	•	Director, Longwood Area Trauma Center, Harvard Medical School, Boston

	•	Director, Intensive Care Unit, Brigham and Women’s Hospital, Boston

	•	Director, Burn Center, Brigham and Women’s Hospital, Boston

	•	Surgeon, Brigham and Women’s Hospital, Boston

	•	Formerly President, American Burn Association

Byron D. McLees, M.D., Ph.D.	•	Vice President, Research, Surgical Review Corporation

	•	Formerly Chief Medical Officer, ClinTrials Research, Inc.

	•	Formerly President, MPI Development

	•	Formerly Vice President Worldwide Clinical Development and Medical Affairs, Procter and Gamble Pharmaceuticals

	•	Formerly Chief Medical Officer, The Upjohn Company

	•	Formerly Professor of Medicine and Director of Pulmonary/Critical Care Medicine, Bowman Gray School of Medicine

Robert S. Stern, M.D.	•	Professor of Dermatology, Harvard Medical School

	•	Chairman, Department of Dermatology, Beth Israel Deaconess Medical Center, Boston

	•	Formerly Chairman, Dermatologic Drugs Advisory Committee, U.S. Food and Drug Administration

Michael Weintraub, M.D.	•	Weintraub Pharmaceutical Consulting

	•	Formerly Head, Clinical Pharmacology, University of Rochester Medical School, New York

	•	Formerly Director, Office of Drug Evaluation 5 (OTC Drugs, Dermatologic/Dental Drugs, Analgesics, Anti-inflammatory and Ophthalmologic Drugs), U.S. Food and Drug Administration
     We compensate scientific advisory board members with fees for attendance at meetings and other advisory services. Each scientific advisory board member also received a one-time grant of an option to purchase 3,520 of our common shares at the time they join the advisory board. We may add additional members to our scientific advisory board in the future.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
     This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named officers during the last completed fiscal year. This compensation discussion focuses on in the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding or our executive compensation disclosure.
Oversight of Executive Compensation Program
     The human resources and compensation committee of our board of directors, which we refer to as the committee in this compensation discussion, oversees our executive compensation program for our President and Chief Executive Officer and the other executives named in the Summary Compensation Table. We refer to our President and Chief Executive Officer as our CEO and the other executives named in the summary compensation table together with our CEO as our named executives. Our committee has the responsibility of reviewing and approving named executive compensation, including base salary, bonuses and stock-based compensation for recommendation to our board of directors for approval. Our committee also reviews and recommends to our board of directors the specific performance targets for use in our annual non-equity incentive program.
Executive Compensation Objectives and Philosophy
     The key objectives of our executive compensation program are:
•	to attract, retain and reward highly qualified executives that demonstrate the ability to achieve business success; and

•	to motivate those individuals to create and enhance long-term shareholder value.
     To that end, our executive compensation program is designed to reward performance and the creation or enhancement of shareholder wealth by providing to our named executives short-term cash incentives that reward the meeting or exceeding of challenging annual corporate goals. The cash incentives are reduced or eliminated if the goals are not achieved. Stock-based compensation is used in our program as another mechanism for rewarding long-term performance, aligning our executives’ interests with those of our shareholders, and retaining skilled executives.
Role of Committee and Executive Officers in Compensation Decisions
     When establishing base salaries and equity grants for each named executive for recommendation to our board, our committee considers the recommendations of our CEO (for compensation other than his own). While our committee does give significant consideration to the recommendations of our CEO, it may accept or adjust such recommendations based on its own judgment. Our committee also considers each named executive’s current salary and the appropriate balance between incentives for long-term and short-term performance. There is no pre-established policy or target for the allocation between cash and non-cash or short-term and long-term incentive compensation. Rather, our committee relies upon its own judgment – and not on rigid formulas – in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate incentive and reward for performance. Our committee’s philosophy is that the allocation should remain flexible to recognize the shifting trends in the marketplace and variations by executive role. Key factors affecting our committee’s judgment in determining an executive’s compensation package as a whole and each element individually include:
•	the executive’s performance;

•	the nature, scope and level of the executive’s responsibilities;

•	level of experience of the executive in his or her respective field; and

•	the prevailing market rates for individuals performing similar functions at comparable companies.

Compensation Consultant
     In 2006, our committee engaged the services of an independent compensation consultant, ORC Worldwide (“ORC”), to provide research, analysis and recommendations to our committee regarding named executives’ and outside directors’ compensation for 2006 and 2007. During 2006, ORC participated in three of our committee meetings. ORC has not provided any other services to us and has received no compensation other than with respect to the services provided to our committee.
     ORC provided guidance to our committee regarding: determining competitive base salaries, short term cash incentive and long-term incentives in the form of equity awards for seven executive officer positions; short-term and long-term incentive plan design; and trends and issues in executive compensation. ORC provided our committee with comparative market data on executive base salary and total cash compensation practices based on an analysis of three executive compensation surveys conducted by national organizations and a sample of data from filed proxies of companies in our and related industries and within a revenue range of $0 to $150 million. In completing its analysis, ORC’s approach was to use multiple sources for executive compensation data in order to avoid a reliance on a single source of information. In developing its recommendations, ORC adjusted these data sources to reflect our relative size, nature of our business and the particular job functions of each named executive.
     In addition, ORC provided advice to our committee with respect to revising the structure of fees paid to our non-management directors as well as other equity and non-equity compensation awarded to non-management directors, including designing and determining minimum equity ownership levels for these directors.
     Our committee received ORC’s recommendations regarding director’s compensation in May 2006 and those regarding executive compensation in December 2006. Our committee took these recommendations into consideration when revising director’s compensation in 2006 and in setting executive compensation for 2007.
Elements of Our Compensation Program
     For the fiscal year ended December 31, 2006, the principal components of our compensation for named executives were base salary, a cash incentive bonus under our Employee Variable Pay Incentive Program which we refer to as our variable pay program, stock options under our 1998 Equity Incentive Plan, and other benefits.
     The elements of our compensation program are described as follows:
     Base Salary. We provide named executives and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility. Increases to base salaries of our named executives for cost of living increases and other changes are based on our committee’s assessment of the individual’s performance, their position within the salary range, and the recommendation of our CEO (for compensation other than his own). In determining base salary, our committee also considers other factors such as skill set, prior experience, the executive’s time in his/her position, internal consistency regarding pay levels for similar positions or skill levels, external pressures to attract and retain key talent, and market conditions generally. Our committee also reviews the performance of our CEO and establishes his/her base salary for recommendation to our board of directors. We intend to periodically review executive compensation base salary using comparative North American industry data provided by our independent professional compensation consultant. Such a review was undertaken by our committee in 2006.
     For fiscal 2006, our committee decided not to make adjustments to our named executives’ base salary until receipt and review of the compensation consultant’s recommendations. The base salaries paid to our CEO and other named executives during fiscal year 2006 are shown in the Summary Compensation Table.
     For fiscal 2007, our CEO made recommendations to our committee with respect to the proposed salaries for fiscal 2007 for each of the named executives other than himself based, in part, on the recommendations of the compensation consultant. In determining whether adjustments should be made to the base salaries of any of our named executives, our committee considered our CEO’s recommendations in conjunction with the results of the executive compensation survey conducted by the compensation consultant and an overall review of the factors discussed above. Through this analysis, and with particular attention given to the competitive market place for compensation and the demand for executive talent, our committee determined that increases to each of our named executive’s base salaries, effective January 1, 2007, were appropriate in the amount of approximately 10 percent to the base salary of Mr. Gillis, 18 percent to that of Mr. Lurier, 2 percent to Dr. Schechter’s base salary, 2 percent to that of Mr. McDowell and 3 percent to the base salary of Ms. Turner.

     Performance-Based Incentive Compensation. While we view competitive base pay as a critical component of total compensation, an equally important component is linking compensation to company performance. This is accomplished through our variable pay program. The variable pay program is an annual cash incentive program and provides all of our employees, including named executives, the opportunity to earn cash incentive bonuses based on the achievement of specific company or function performance goals. The bonuses paid to named executives for 2006 appear in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation” column.
     In the first quarter of each year, following approval of the business plan for the year by our board of directors, senior management develops specific financial and non-financial performance metrics for all levels in our organization (including named executives) that are designed to motivate the achievement of the objectives set out in business plan. Each performance metric has a weight within the plan, and the sum of the weights is 100%.
     There are three performance levels established for the goals: Threshold, Target, and Stretch, defined below:

Threshold	•	the minimum level of performance necessary to receive a payout
	•	there is no payout for performance below Threshold
	•	we believe there is a greater than 50% probability of attaining at least Threshold performance measures

Target	•	the expected level of performance
	•	we believe there is a good probability of attaining target performance measures

Stretch	•	performance beyond Target
	•	we believe there is a low probability of attaining Stretch performance measures
     Although specific goals are established annually for each of the three levels, actual results may come in at any number — from below the minimum Threshold level through to the maximum Stretch level. Typically, the Incentive Program will interpolate between the three levels: Threshold, Target and Stretch. However, if the business unit measure is defined as a milestone, where the unit must hit a definitive goal at each of the three levels, no interpolation is made.
     For 2006, all of our named executives except Katherine Turner had variable pay program payout ranges as a percentage of base salary of 20% at Threshold, 35% at Target and 50% at Stretch. Katherine Turner’s payout ranges were 20%, 30% and 40%, respectively.
     Corporate Performance. On the corporate side, the 2006 goal was share price appreciation, which is measured by calculating the weighted average increase in our NASDAQ share price as compared to a medical index. Since we have a limited trading history, we measure share price appreciation against a medical index. The Target for this performance measure was set at the weighted average increase in our share price exceeding the medical index by 20 percentage points; Threshold was exceeding it by 10 percentage points, and Stretch was exceeding it by 30 percentage points.
     This corporate measure of share price appreciation accounted for 10% of the total incentive payout for all named executives. The corporate measure can result in a payout, regardless of the business unit/department performance. In respect of this performance goal for 2006, Threshold was not achieved and, therefore, there was no incentive variable payout to our named executives under this performance target.
     Named Executive Performance Targets. For fiscal 2006, we set 11 goals in addition to the corporate performance goal discussed above. Two were pure financial goals related to earnings growth, one of which was related to internal profit objectives and the other was an objective to achieve earnings before interest, taxes, depreciation and amortization of $0.0 million at Threshold, $1.0 million at Target and $2.0 million at Stretch. Five of the objectives were related to achievement of milestones concerning new product development projects, and a sixth related to the completion of research objectives. The remaining three objectives for 2006 were:
•	Completion of first trial run of the new equipment associated with our production capacity expansion (and project on budget): Completion by November at Threshold; October at Target; and September at Stretch;

•	Year- over- year reduction in product non-conforming reports; and

•	Last patient completed in Phase 2b Trial (and results support move to phase 3, and announce results by year end): Complete in September at Threshold; October at Target, and August at Stretch.
     Each of our named executives had different weights assigned to the various financial and non-financial metrics depending on their department performance goals to which each named executive was expected to contribute.
     2007 performance goals are still in the process of being finalized. However, on the basis of ORC’s recommendations on executive compensation, our committee established the following variable pay payout ranges for our named executives: for all named executives other than our CEO and Katherine Turner, the pay out ranges (as a percentage of base salary) will be 20% at Threshold, 40% at Target and 70% at Stretch; Katherine Turner’s ranges will be 15%, 35% and 60%; and our CEO ranges will be 20%, 50% and 75%. These adjustments were made based on job responsibilities, internal relativity, and competitive market guidance from our compensation consultant. Our committee believes these new ranges and the overall mix of performance measures once established for 2007 will encourage named executives to focus appropriately on improving shareholder value.
     Our board of directors can exercise discretion to pay compensation even if performance does not meet our performance goals. Our board did not exercise this discretion in 2006 in respect of any of our named executives. We have not established a policy to address the adjustment or recovery of performance based awards if we restate or otherwise adjust the relevant performance measures in a manner that would reduce the size of an award or payment to a named executive.
     Long-Term Equity Incentive Compensation. We provide long-term equity incentive compensation to named executives through awards under our 1998 Equity Incentive Plan (as amended) of stock options and, commencing in 2007, restricted stock units both of which generally vest over multiple years. Our board of directors, upon the recommendation of our committee, administers our equity incentive plan. Our equity incentive compensation program as a component of total named executive compensation is intended to assist us in:
•	enhancing the link between the interests of our named executives and those of our shareholders by creating an incentive for our named executives to maximize shareholder value;

•	providing an opportunity for increased equity ownership by named executives and fostering a long term business perspective; and

•	retaining our named executives despite very competitive labor markets by maintaining competitive levels of total compensation.
     The determination by our board of directors of equity grant amounts are not made according to a strict formula, but rather are based on an objective review of several factors in respect of each of our named executives including the recommendation of our CEO (for equity awards other than to himself); job responsibilities, an evaluation of the executives’ past performance; competitive market guidance from our compensation consultant; corporate performance; and vested and unvested equity holdings.
     Stock option grants are made to new executives upon commencement of employment as part of the executive’s negotiated total compensation package. Our board of directors also grants stock options to executives on a periodic basis following a review of the above elements. We typically grant options to our named executives with 10 year expiry periods and upon terms that provide that they will become exercisable (or “vest”) in annual or other periodic installments (most commonly, 1/3 per year over 3 years), so that if an executive’s employment is terminated, whether by us or the executive, prior to the full vesting of the options, the unvested portion terminates automatically, thereby creating and incentive for the executive to remain in our employ for at least the vesting period. The exercise price of each option is set under the Incentive Plan as the fair market price of our common shares on the date of grant which is defined in the plan as the market closing price of our common shares on the NASDAQ for the trading day immediately preceding the date on which the granting of the option is approved by our board of directors. In addition, in 2006, our board of directors adopted a policy to only grant options during open trading windows. In accordance with this policy, if the date of an equity grant falls within a trading black-out period, then the grant date will be set as the second trading day after the trading black-out period ends. This policy was adapted to ensure that when options are granted the stock price at the time can reasonably be expected to fairly represent the market’s view of our then-current results and prospects.

     As our named executive compensation was the subject of an independent review by our committee’s compensation consultant in 2006, our committee determined not to make any periodic equity awards to existing named executives in 2006, pending receipt of the consultant’s recommendations regarding equity incentive awards as a component of our overall compensation program. Therefore, in 2006, the only equity grant we made to named executives was one in the amount of 25,000 made to Katherine Turner as part of her negotiated initial compensation package when she accepted the position of Vice President, Research in June, 2006. Our committee considers the recommendation of our CEO, other than for himself, in determining the amount of options granted to any new named executive and may accept or adjust such recommendations based on its own judgment. Our committee also considers the amount of the recommended grant as it relates to the overall mix of the initial total compensation package offered; internal consistency; and the nature of the new executives’ roles and responsibilities.
     In February 2007, upon the recommendation of the compensation consultant, our board of directors considered the outstanding share options currently held by named executives and, using the principals outlined above, approved the granting of additional stock option awards and restricted stock units to each of the named executives as follows:

	Stock Options	Restricted Share Units
Named Executive	(Vesting Over 3 Years)	(Vesting Over 3 Years)

Scott Gillis	75,000	10,000
Eliot Lurier	40,000	5,000
Paul Schechter	20,000	5,000
David McDowell	30,000	5,000
Katherine Turner	20,000	2,700
     Upon the recommendation of the compensation consultant, our board of directors considered the long-term equity incentive program in light of market changes and the importance of employee retention and decided to add restricted stock units to the mix of long-term equity incentive granted to named executives as a means of increasing our named executives’ equity ownership and fostering a long term business perspective. The restricted stock units vest as to 1/3 each over 3 years and if an executive’s employment is terminated, whether by us or the executive, prior to the full vesting of the restricted stock units, the unvested portion terminates automatically, thereby creating and incentive for the executive to remain in our employ for at least the vesting period.
     Other Benefits. We provide various employee benefit programs to our named executives, including medical, dental and life insurance benefits, our 401 (k) plan for employees located in the United States and our defined contribution pension plan for employees located in Canada. Except for a relocation allowance provided to Mr. McDowell, these benefits are generally available to all our employees. We also provide a cash allowance each year in the amount of $20,000 to Mr. Gillis in lieu of perquisites. This allowance has been in place and has not been increased since 1998 when Mr. Gillis first joined NUCRYST and the amount was offered to him as part of his original total compensation package.
Tax Deductibility Considerations
     Section 162(m) of the Internal Revenue Code generally prohibits us from deducting the annual compensation in excess of $1 million paid to any of our five most highly compensated officers. However, amounts that constitute “performance-based compensation” are not counted toward the $1 million limit under Section 162(m) of the Code, and it is expected that, generally, options and restricted stock units granted under the Incentive Plan will satisfy the requirements for “performance-based compensation”.
     Our Equity Incentive Plan is not subject to the U.S. Employee Retirement Income Security Act of 1974, as amended, or qualified under Section 401(a) of the Code.
Severance and Change of Control Arrangements
     Other than as described below in respect of Mr. Gillis and Dr. Schechter, we do not have severance or change of control agreements in place with any other named executives.
     Scott H. Gillis
     In December 1999, we entered into an employment agreement and change of control agreement with our CEO, Mr. Gillis. Under the agreement, either we or Mr. Gillis may terminate his employment at any time. If we terminate Mr. Gillis’ employment for reasons other than just cause (as defined thereunder) he will be entitled to a lump sum payment of 12 months salary, to continued benefits under all benefits plans for a maximum period of 12 months and to the continued vesting of all stock options granted under our amended equity incentive plan for a period of 12 months. In the event of a change of control of NUCRYST, Mr. Gillis will be entitled to immediate vesting of all stock options granted under our amended equity incentive plan and if he elects to leave his employment within 90 days of a change of control of NUCRYST, he will be entitled to receive payment of 12 months salary and to continued benefits under all benefits plans for a maximum period of 12 months. The rationale for providing a double trigger for payment of severance to Mr. Gillis upon a change in control—a change in control followed by a voluntary election to leave his employment within 90 days thereafter—together with the single trigger of a change of control as the event triggering vesting of all outstanding options was to encourage Mr. Gillis’ retention and align his interests with that of shareholder interests by enabling him to consider corporate transactions that are in the best interests of shareholders without undue concern over whether the transactions may jeopardize his own employment and financial interests.
     Paul J. Schechter
     In March 2002, we entered into an employment agreement with Paul J. Schechter, M.D., Ph.D. our Vice President of Drug Development & Regulatory Affairs and Chief Medical Officer. Pursuant to that agreement, if we terminate Dr. Schechter’s employment for reasons other than for cause he will be entitled to a lump sum payment of six months salary and continued benefits under all benefits plans for a maximum period of six months.
Compensation Committee Interlocks and Insider Participation
     During fiscal 2006, the following directors have at one time been members of our committee: Barry M. Heck, Richard W. Zahn, Neil Carragher, Roger G.H. Downer, and David Poorvin. None of the committee’s current or former members has at any time been one of our officers or employees. None of our named executives serves, or in the past fiscal year, has served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving on our board of directors or committee.
Human Resources and Compensation Committee Report
     The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into any document filed under the Securities and Exchange Act.
     Our committee has reviewed and discussed with our management the Compensation Discussion and Analysis for fiscal 2006. Based on the review and discussions, our committee recommended to our board of directors, and our board of directors has approved, that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for 2006.
     This report is submitted by our committee.
Roger G.H. Dower
Neil Carragher
David W. Poorvin

Summary Compensation Table
     The following table sets forth all compensation awarded to, or earned by, our President and Chief Executive Officer, our Vice President, Finance and Administration and Chief Financial Officer and our next three most highly compensated executive officers who were employed by us as of December 31, 2006 and whose salary and bonus exceeded $100,000 during 2006. We refer to these individuals elsewhere in this annual report as our “named executive officers” or “named executives.”
Summary Compensation Table

				Non-Equity
			Option	Incentive	All Other
Name and		Salary	Awards[1]	Plan	Compensation[3]	Total
Principal Position	Year	($)	($)	Compensation[2]	($)	($)
Scott H. Gillis	2006	$250,000	134	$25,000	$26,600	$301,734
President & Chief Executive Officer

Paul J. Schechter, M.D., Ph.D	2006	$235,654	30	$8,248	$6,600	$250,532
Vice President, Drug Development & Regulatory Affairs and Chief Medical Officer

Eliot M. Lurier, CPA	2006	$145,000	16,760	$14,500		$176,260
Vice President, Finance and Administration and Chief Financial Officer

David C. McDowell[4]	2006	$189,589	40,972	$33,178	$39,470	$303,209
Vice President, Manufacturing Operations

Katherine J. Turner, Ph.D5	2006	$110,833	$44,450	$3,325	$3,325	$161,933
Vice President, Research

(1)	Amounts shown in this column do not reflect compensation actually received by the named executive. Instead, the amounts shown are the compensation costs recognized by NUCRYST for financial statement purposes for the fiscal year ended December 31, 2006, as determined, in accordance with FAS 123(R). These compensation costs reflect option awards granted pursuant to our 1998 Equity Incentive Plan, as amended, in and prior to 2006. Assumptions used in the calculation of this amount are included in the notes to our audited financial statements for the fiscal year ended December 31, 2006 included in this Annual Report on Form 10-K.

(2)	Amounts in this column consist of payments earned in 2006 under our Employee Variable Pay Incentive Program. A discussion of the material terms of our Employee Variable Pay Incentive Program can be found in the Compensation Discussion and Analysis section of this document.

(3)	In 2006, Mr. Gillis received cash allowances in lieu of perquisites in the amount of $20,000 and Mr. McDowell received reimbursement for temporary living costs totaling $32,108. All other compensation reflected in this column for all named executive officers consisted of contributions to NUCRYST’s defined contribution pension plan for employees located in Canada or 401(k) plan for employees located in the United States.

(4)	Mr. McDowell’s compensation is denominated in Canadian dollars and has been translated into U.S. dollars for purposes of this table at an average exchange rate of U.S.$1.00 = C$1.134.

(5)	Ms. Turner was appointed Vice President, Research of NUCRYST on June 13, 2006.

Grants of Plan-Based Awards
The following table sets forth grants under plan-base compensation programs during the year ended December 31, 2006 to our named executive officers.
Grants of Plan-Based Awards

					All Other
					Option Awards:
		Estimated Future Payouts Under			Number of	Exercise or Base	Grant Date Fair
		Non-Equity Incentive Plan Awards[1]			Securities	Price of Option	Value of Option
		Threshold	Target	Maximum	Underlying	Awards[3]	Awards[2]
Name	Grant Date	$	$	$	Options #	$/Share	$

Scott H. Gillis		50,000	87,500	125,000
Paul J. Schechter, M.D., Ph. D		47,130	82,479	117,827
Eliot M. Lurier		29,000	50,750	72,500
David C. McDowell		39,917	66,356	94,794
Katherine J. Turner, Ph.D	June 13, 2006	22,177	33,250	55,417	25,000	14.71	228,594

(1)	The amounts shown are estimated payouts for fiscal 2006 under our Employee Variable Pay Incentive Program. These amounts are based on the individual’s 2006 base salary. A discussion of the material terms of our Employee Variable Pay Incentive Program can be found in the Compensation Discussion and Analysis section of this document. Actual amounts received by these named executives for 2006 are reported in the summary compensation table under the column entitled, “Non-Equity Incentive Plan Compensation”.

(2)	The value of option awards made under the 1998 Equity Incentive Plan is based on the fair value as of the grant date of such award determined pursuant to FAS 123(R). The exercise price for all options granted to a named executive is 100% of the fair market value of the shares on the grant date which pursuant to our 1998 Equity Incentive Plan, as amended, is determined to be the trading price of our shares on the NASDAQ on the date immediately preceding the grant date. The option exercise price has not been deducted from the amounts indicated above. Regardless of the value placed on the stock option on the grant date, the actual value of the option will depend on the market value of NUCRYST common shares at such date in the future when the option is exercised.

(3)	The exercise price for option awards is the closing price of our common shares on the NASDAQ on the day preceding the date of the grant. Option awards granted in 2006 have exercise prices higher than the closing price of the common shares on the NASDAQ on the date of the grant.
Employment Agreements
  Scott H. Gillis
     In December 1999, we entered into an employment agreement and change of control agreement with Scott H. Gillis, our President and Chief Executive Officer. Pursuant to that agreement, and as discussed under “Performance-Based Incentive Compensation”, Mr. Gillis is also eligible in 2006 for non-equity incentive compensation under our variable pay program of up to 50% of his annual base salary and up to 75% of his salary in 2007. Under the agreement, either we or Mr. Gillis may terminate his employment at any time. If we terminate Mr. Gillis’ employment for reasons other than just cause (as defined thereunder) he will be entitled to a lump sum payment of 12 months salary, to continued benefits under all benefits plans for a maximum period of 12 months and to the continued vesting of all stock options granted under our amended equity incentive plan for a period of 12 months. In the event of a change of control of NUCRYST, Mr. Gillis will be entitled to immediate vesting of all stock options granted under our amended equity incentive plan and if he elects to leave his employment within 90 days of a change of control of NUCRYST, he will be entitled to receive payment of 12 months salary and to continued benefits under all benefits plans for a maximum period of 12 months.
  Paul J. Schechter, M.D., Ph.D.
     In March 2002, we entered into an employment agreement with Paul J. Schechter, M.D., Ph.D. our Vice President of Drug Development & Regulatory Affairs and Chief Medical Officer. Pursuant to that agreement, and as discussed under “Performance-Based Incentive Compensation”, Dr. Schechter is also eligible in 2006 for non-equity incentive compensation under our variable pay program of up to 50% of his annual base salary and up to 70% in 2007. Under the agreement, either we or Dr. Schechter may terminate his employment at any time. If we terminate Dr. Schechter’s employment for reasons other than for cause he will be entitled to a lump sum payment of six months salary and continued benefits under all benefits plans for a maximum period of six months.

  Eliot M. Lurier
     In March 2005, we entered into an employment agreement with Eliot M. Lurier, our Vice President, Finance and Administration. Pursuant to this agreement, Mr. Lurier received an annual base salary of $145,000 in 2006. As discussed under “Performance-Based Incentive Compensation”, Mr. Lurier was also eligible in 2006 for non-equity incentive compensation under our variable pay program of up to 50% of his annual base salary and up to 70% in 2007. Under the agreement, either we or Mr. Lurier may terminate his employment at any time.
  David C. McDowell
     In June 2005, we entered into an employment agreement with David C. McDowell, our Vice President, Manufacturing Operations. Pursuant to this agreement, Mr. McDowell received an annual base salary of C$215,000. As discussed under “Performance-Based Incentive Compensation”, Mr. McDowell was also eligible in 2006 for non-equity incentive compensation under our variable pay program of up to 50% of his annual base salary and up to 70% in 2007. Under the agreement, either we or Mr. McDowell may terminate his employment at any time.
  Katherine, J. Turner, Ph.D.
     In June 2006, we entered into an employment agreement with Katherine J. Turner, Ph.D., our Vice President, Research, pursuant to which Dr. Turner received a base annual salary of $190,000. As discussed under “Performance-Based Incentive Compensation”, Dr. Turner was also eligible in 2006 for non-equity incentive compensation under our variable pay program of up to 40% of her annual base salary and up to 60% in 2007. Under the agreement, either we or Dr. Turner may terminate her employment at any time.
Limitation of Liability and Indemnification of Directors and Officers
     Under the ABCA, we may indemnify an individual who:
•	is or was our director or officer; or

•	is or was a director or officer of another corporation, of which we are or were a shareholder or creditor, at our request;

•	against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, reasonably incurred by the director or officer in respect of any civil, criminal or administrative action or proceeding, in which such eligible party is involved because of that association with us or the other entity.
     However, indemnification is prohibited under ABCA if:
•	such eligible party did not act honestly and in good faith with a view to our best interests (or the best interests of the other entity, as the case may be); and

•	in the case of a criminal or administrative proceeding that is enforced by monetary penalty, such eligible party did not have reasonable grounds for believing that such person’s conduct was lawful.
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
     The ABCA provides that we may purchase and maintain insurance for the benefit of an eligible party (or their heirs and personal or other legal representatives or the eligible party) against any liability that may be incurred by reason of the eligible party being or having been a director or officer, or in an equivalent position of ours or that of an associated corporation. Our directors and officers are insured against certain losses under liability insurance obtained and maintained by Westaim for the protection of all the directors and officers of Westaim and NUCRYST against liability incurred by them in their capacities as directors and officers of Westaim and NUCRYST and their respective past and present subsidiaries. The policy also insures Westaim and NUCRYST against certain obligations to indemnify their respective officers and directors. Under the policy of insurance, there is a deductible of CDN$250,000 per occurrence payable by NUCRYST. We expect to be covered by Westaim’s policy at least until June 30, 2007 when Westaim’s coverage expires at which time we intend to obtain our own insurance policies or continue our coverage under Westaim’s renewed policies, unless Westaim no longer holds more than 50% of our outstanding common shares, and subject to the earlier termination of the services agreement we entered into with Westaim or that portion of the services agreement relating to the provision of insurance to us by Westaim.
     We have entered into indemnity agreements with all of our directors and executive officers to effectuate the provisions described above. Under these agreements, we have agreed to indemnify our directors and executive officers against all costs and liabilities arising out of or incurred in respect of any action suit, proceeding, investigation or claim, or pursuant to any statute, in connection with our affairs or the affairs of any subsidiary, or the exercise of the powers of the performance of the duties of the director or officer, unless it is finally determined by a court that in so acting the director or officer was not acting honestly and in good faith with a view to the best interests of us or any affiliated entity or, in the case of a criminal or administrative action or proceeding that is enforced by a monetary penalty, that the director or officer did not have reasonable grounds for believing that his conduct was lawful.
Outstanding Equity Awards at December 31, 2006
     No options to purchase our common shares were exercised by our named executive officers during the year ended December 31, 2006. The following table shows all outstanding equity awards held by each named executive officer as of December 31, 2006. No stock awards were granted to our named executives in 2006. None of our named executives exercised any options in 2006.

	Number of Securities Underlying
	Unexercised Options
	(#)			Option Exercise	Option Expiry
Name	Exercisable	Unexercisable		Price[1] ($)	Date
Scott H. Gillis	194,550			3.18	Dec. 6, 2009
	51,880			2.91	Feb. 6, 2012
	25,940			2.64	Feb. 28, 2013
Paul J. Schechter, M.D., Ph.D	38,910			2.64	May 1, 2012
	12,970			2.64	July 1, 2013
	10,808	5,405	(2)	2.64	Sept. 10, 2010
Eliot M. Lurier	6,485	12,970	(3)	3.57	April 5, 2015
David McDowell	12,970	25,940	(4)	4.37	July 11, 2015
Katherine J. Turner, Ph. D		25,000	(5)	14.71	June 13, 2016

(1)	Exercise prices for all option grants except Katherine Turner’s are denominated in Canadian dollars and have been converted into U.S. dollars for purposes of this table at the noon buying rate as reported by the Federal Reserve Bank of New York on December 31, 2006 of U.S.$1.00 = C$1.1652.

(2)	The option was granted on September 10, 2004. Assuming continued employment with NUCRYST, the options vest and become exercisable on September 10, 2007.

(3)	The option was granted on April 5, 2005. Assuming continued employment with NUCRYST, the options vest and become exercisable on April 5, 2007 and 2008.

(4)	The option was granted on July 11, 2006. Assuming continued employment with NUCRYST, the options vest and become exercisable on July 11 each of 2007 and 2008.

(5)	The option was granted on June 13, 2006. Assuming continued employment with NUCRYST, the options vest and become exercisable as to 1/3 each on June 13, 2007, 2008 and 2009.

Director Compensation Table
     The following table sets forth all fees and fair value of option awards granted in 2006 to our directors. Messrs. Heck and Gillis do not receive compensation in respect of their roles as directors of NUCRYST.

		Fees Earned and
		Paid in Cash [1]	Stock Awards [2]	Option Awards [3,4]	Total
Name	Gross	$ Net	$	$	$

Neil Carragher	43,400	32,777	—	88,458	131,858
Roger G.H. Downer	38,633	32,225	—	88,458	127,091
David Poorvin	23,900	21,125	32,000	28,350	84,250
Richard Zahn	42,033	36,588	—	88,458	130,491

1.	Director fees paid in accordance with the board’s established policy details of which are presented below.

2.	The amounts to be shown in this column are the compensation costs recognized by NUCRYST in fiscal 2006 for restricted share unit awards as determined in accordance with FAS 123(R). 5,000 restricted share units were granted on May 30, 2006 to Dr. Poorvin all of which vested immediately. The grant date fair value of the 5,000 RSUs granted to Dr. Poorvin, as determined in accordance with FAS 123(R), was $32,000. RSUs were also granted to Messrs. Carragher, Downer and Zahn of 3,000 each on December 21, 2006. No expense was reported by NUCRYST in respect of these grants in 2006 due to the end of the year timing of the grants. The grant date fair value of each of the grants of 3,000 RSUs made to Messrs. Carragher and Downer on December 21, 2006 was $11,550.

3.	Amounts shown in this column do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by NUCRYST in fiscal 2006 for option awards as determined in accordance with FAS 123(R). These compensation costs reflect option awards granted in and prior to 2006. Messrs. Carragher, Downer and Zahn joined our board in December 2005 and were granted option awards in December 2005. Messrs. Carragher, Downer and Zahn and Dr. Poorvin were all granted options in 2006. The assumptions used to calculate the compensation costs recognized in respect of these option awards are set forth in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

4.	On December 21, 2006, Messrs. Carragher, Downer and Zahn were each granted stock options to purchase 2,000 common shares at an exercise price of $3.90 per share and the grant date fair value of each of these grants as determined in accordance with FAS 123(R) was $7,700. On May 30, 2006, Dr. Poorvin was granted stock options to purchase 8,000 common shares at an exercise price of $14.66 and the grant date fair value of this grant as determined in accordance with FAS 123(R) was 73,323.
Directors Compensation
     Our board of directors approved, effective December 22, 2005, a policy regarding compensation for our non-employee directors. The policy provided that:
•	Each non-employee director, other than Mr. Heck (Mr. Heck having waived any entitlement to director’s fees or compensation) received $2,500 per board meeting attended in person, and $1,000 for meetings attended by video or telephone conference.

•	The chairman of our audit committee received $2,500 for each committee meeting attended in person, and $1,500 for meetings attended by video or telephone conference. Each other member of our audit committee received $1,000 per committee meeting attended in person, and $750 for meetings attended by video or telephone conference.

•	The chairmen of our other committees received $1,500 for committee meetings attended in person and $1,000 for meetings for attended by video or telephone conference. Each other member of committees, other than the audit committee, received $750 per committee meeting attended in person, and $500 for meetings attended by video or telephone conference.

•	Each of the non-employee directors (other than Mr. Heck), upon their election to our board, was granted, subject to execution of award agreements, an aggregate of 20,000 Options to purchase our common shares, and would receive an annual grant of 10,000 Options. The above Options were granted on the basis that in the ordinary course they will be exercisable as to one third of the grant on each of the first, second and third anniversaries of the date of the grant and are exercisable for a period ending 10 years from the date of the grant.
     The remuneration of our directors outlined above was the initial directors’ compensation package put in place at the time of our initial public offering on December 21, 2005. In 2006, with the assistance of our compensation consultant, our committee undertook an independent review of the directors’ compensation program. This study included consideration of the terms of a policy for the establishment of minimum share ownership guidelines. Our committee’s objective was to increase the proportion of directors’

compensation that is paid as equity as a means of assuring a close alignment between the interests of our directors and our shareholders.
     Our board of directors approved, effective May 2, 2006, a new policy regarding compensation for the non-employee directors. The policy provides that:
•	each non-employee director (other Mr. Heck) receives an annual retainer of $15,000 and $2,000 for each board meeting attended (attendance for purposes of the policy includes attendance in person, by teleconference or by video);

•	each non-employee director will, upon their election to the board, receive, under the amended equity incentive plan, an initial restricted share grant of 5,000 common shares and a stock option grant to purchase 8,000 of our common shares. The restricted shares vest immediately, with 1,000 shares available for sale in one year and 4,000 shares to be held for the duration of board service. The stock options will vest in equal annual installments on the first three anniversaries of the date of grant. Messrs. Carragher, Downer and Zahn each received an initial grant of options under the prior directors’ compensation policy in connection with the initial public offering. These options covered 20,000 common shares each, had an exercise price of $10.00 per common share and vest in equal annual installments on the first three anniversaries of the date of grant;

•	the chairman of our audit committee receives a $7,500 retainer and $1,500 for each committee meeting attended and each other member of such committee receives $1,200 per committee meeting attended; and

•	the chairmen of each of the human resources and compensation committee and corporate governance and nominating committee receives a $5,000 retainer and $1,000 per committee meeting attended and each other member of such committees receives $800 per committee meeting attended.
     All of the directors are reimbursed for reasonable out-of-pocket expenses incurred in attending board and committee meetings. Our board of directors has adopted a policy that each member of the board is required to hold minimum equity in NUCRYST equal in value to 2.5 times the annual retainer, or $37,500 at the current retainer level. Directors have three years from the later of the date of the adoption of this policy or their initial appointment to our board to achieve this minimum ownership threshold.
     Our Board has established a Deferred Share Unit Plan, or DSU plan, to accommodate those directors who have stated that they would be willing to take all or a portion of their cash directors’ fees in the form of Deferred Share Units, or DSUs, in order to increase their exposure to our share price performance. Under the DSU plan, eligible directors may elect to receive all or a portion of their fees in the form of DSUs. A DSU will be attributed a value based on the closing price of our common shares on the NASDAQ for the trading day immediately preceding the date of grant, which we refer to in this paragraph as the market price. The DSUs may be granted at attributed values that are less than, equal to, or greater than the market price. All DSUs will be paid out in cash only. The value of each DSU, when converted into cash, will be equivalent to the market price of a common share at the time the conversion takes place. Under the DSU plan, a DSU cannot be converted to cash until the director ceases to be a member of our board. As of March 7, 2007, we have not granted any DSUs to our directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth information regarding beneficial ownership of our common shares as of December 31, 2006 by:
•	each person known by us to be the beneficial owner of more than 5% of our common shares;

•	our named executive officers;

•	our directors; and

•	our directors and executive officers as a group.
     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. As required by those rules, the number of common shares beneficially owned by any person includes any shares the individual has the right to acquire within 60 days of December 31, 2006. For purposes of calculating each person’s or group’s percentage ownership, stock options exercisable within 60 days are included for that person or group, but not for the share ownership of any other person or group.
     Except as noted by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all common shares shown as beneficially owned by them.
     The table below lists the applicable percentage ownership based on 18,309,613 shares outstanding as of December 31, 2006.

	Number of	Percentage of
	Shares Beneficially	Shares Beneficially
Name and Address of Beneficial Owner	Owned	Owned(2)
The Westaim Corporation	13,691,700	74.7%
10102—114 Street Fort Saskatchewan, Alberta T8L 3W4
Royce & Associates LLC	1,422,400	7.77%
1414 Avenue of the Americas New York, NY 10019
AMVESCAP PLC(3)	987,858	5.40%
PowerShares Capital Management LLC 30
Finsbury Square London, England XO EC2A 1AG
Scott H. Gillis(1)	272,370	1.47%
Paul J. Schechter, M.D., PhD(1)	62,688	*
Eliot M. Lurier(1)	6,485	*
David C. McDowell(1)	12,970	*
Katherine J. Turner, Ph.D.	—	—
Barry M. Heck	—	—
Neil Carragher(1)	11,667	*
Roger G.H. Downer, Ph.D.(1)	7,667	*
Richard W. Zahn(1)	6,667	*
David Poorvin, Ph.D.	5,000	*
All directors and executive officers as a group (10 persons)	385,514	2.08%

*	Less than one percent.

(1)	Includes options to purchase common shares exercisable within 60 days of December 31, 2006 as follows: 272,370 shares for Mr. Gillis; 62,688 shares for Dr. Schechter; 6,485 shares for Mr. Lurier; 12,970 shares for Mr. McDowell; 6,667 shares for Mr. Carragher; 6,667 shares for Dr. Downer; and 6,667 shares of Mr. Zahn.

(2)	For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of 18,309,613 common shares outstanding at December 31, 2006, plus the number of common shares that such person or group had the right to acquire within 60 days after December 31, 2006.

(3)	Pursuant to the Form 13G filed with the SEC, PowerShares Capital Management LLC has the sole voting and dispositive power in respect of all 987,858 shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     We have entered into the following agreements with our named executive officers, our directors and Westaim.
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

Relationship with Westaim
     We have entered into the following agreements and arrangements with Westaim. The following summary of certain provisions of the agreements described below is not complete. For more detailed information, please see the copies of forms of these agreements that are incorporated by reference as exhibits to this annual report.
     Lease Agreements. Our Fort Saskatchewan, Alberta facility is rented from Westaim pursuant to two separate leases covering a total of 82,223 square feet of space. Of the 77,719 square feet of manufacturing, laboratory and office space covered by the first lease, 69,589 square feet is subject to an initial term of 10 years, expiring in 2015. The remaining 8,130 square feet is subject to an initial 5 year term, expiring June 30, 2010. All leased space is subject to successive additional five year renewal terms expiring in 2025, at renewal rates equal to the greater of fair market value or existing base rent plus Alberta CPI (Consumer Price Index) increases since the last rent was determined. On December 1, 2005, we entered into a lease agreement with Westaim for an additional 4,504 square feet of office space for a 13 month term expiring December 31, 2006 provided that, at our option, this space may be rolled into the unexpired portion of the 5 year term under the July 1, 2005 lease (including any rights of renewal). Our future minimum commitments under the Fort Saskatchewan, Alberta lease are $0.6 million for each of the years 2005 to 2015. In addition, we are obligated to pay operating expenses such as heat and utilities. In 2005, our lease payments to Westaim were $0.4 million and we paid operating expenses of $1.0 million as a result of our capacity expansion completed in June 2005. In 2006, our lease payments to Westaim were approximately $0.6 million and operating expenses were approximately $1.0 million as a result of leasehold improvements completed in June 2005 that were required to facilitate our capacity expansion completed in June 2005.
     Services Agreement. Pursuant to a services agreement we have entered into with Westaim, Westaim provided specified corporate and administrative services, including, but not limited to, insurance and risk management; cash management; legal services; human resources services; payroll processing services; environmental, health and safety services; specified tax and accounting services; and intellectual property licensing services. We reimburse Westaim for its fully allocated costs (or in the case of services provided by third parties, for the amount it pays to third parties) for providing those services. In 2006, these services cost approximately $1.0 million and in 2007 are expected to cost approximately the same amount; however, the actual costs of these services will depend on the nature and amount of services that we require and therefore may vary from this estimate. Additional services may be agreed upon between the parties from time to time. The agreement may be terminated at any time, in whole or part, (1) by agreement between us and Westaim, (2) upon six months written notice from either party given on or after the first anniversary of the date of the agreement, (3) by Westaim if it wishes to discontinue provision of any service due to the resignation or termination of any key employee or contractor reasonably necessary for the performance of such service or (4) upon written notice from either party in the event of a breach of the agreement not remedied for ten business days following written notice of the breach.
     Debt Agreement. Effective August 31, 2005, the promissory note and operating advances previously owed to Westaim were consolidated into a term loan with a five-year maturity. As of December 31, 2005, the outstanding principal amount of the term loan was $39.6 million which bore interest at a rate of 10% per annum. On January 27, 2006, this debt was converted to 3.96 million common shares at $10 per share. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
     Master Separation Agreement. In connection with our initial public offering, we entered into a Master Separation Agreement with Westaim providing for the separation of our business from the business of Westaim. The agreement sets forth certain covenants relating to the ongoing relationship between Westaim and us with respect to intellectual property, access to information, retention of records and confidentiality of certain information exchanged between Westaim and us. The agreement requires us to indemnify Westaim for certain losses that may occur as a result of any claims brought by third parties relating to our initial public offering. The agreement also contains mutual releases with respect to certain claims and liabilities arising prior to the completion of our initial public offering.
     Registration Rights Agreement. We entered into an agreement with Westaim pursuant to which Westaim has, among other things, registration rights under the Securities Act with respect to their common shares and the right to cause us to file a prospectus qualifying the common shares it owns in Canada under applicable Canadian securities laws.
     Westaim Directors and Officers. Three of our directors are also directors of Westaim, including our Chairman, who also serves as President and Chief Executive Officer of Westaim.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons
     The Charters of our Audit Committee and Corporate Governance and Nominating Committee require that the members of the Audit Committee and the Corporate Governance and Nominating Committee, all of whom are independent directors, review and approve related party transactions as defined under the applicable rules of the SEC. NUCRYST’s By-Laws also require that a director or officer who is a party to a material contract or proposed material contract with NUCRYST, or is a director or an officer of or has a material interest in any person who is a party to a material contract or proposed material contract with NUCRYST shall disclose the nature and extent of his interest at the time and in the manner provided in the Business Corporations Act (Alberta). NUCRYST’s By-laws further provided that, except as provided in that Act, no such director shall vote on any resolution to approve such contract.
     In addition, under NUCRYST’s Code of Conduct, all directors, officers and employees of NUCRYST are expected to avoid any apparent or actual conflicts of interest between their personal and professional relationships and are prohibited from:
     Any violations of NUCRYST’s Code of Conduct are to be promptly reported to our Chief Financial Officer. Pursuant to our Code, our Board, Audit Committee or Corporate Governance and Nominating Committee may waive compliance with our Code, subject to the disclosure and other provisions of the applicable Canadian and U.S. securities legislation and the applicable rules of the stock exchanges upon which our shares trade from time to time.
Director Independence
     Our board has determined that Messrs. Carragher and Zahn, Dr. Poorvin and Dr. Downer are independent members of our board of directors under the current requirements of the NASDAQ, the Toronto Stock Exchange and the rules and regulations of the SEC and Canadian provincial securities regulatory authorities.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     During 2006, we retained our principal accountants, Deloitte & Touche LLP, to provide services in the following categories and amounts:

	2006	2005
	(in millions)
Audit Fees	$0.3	$0.4
Audit-Related Fees	0.1	—
Tax Fees	—	—
All Other Fees	—	—
Audit-Related Fees
     Amounts paid under “Audit-Related Fees” in 2006 were $67,382 related to SOX 404 readiness assistance. No amounts were paid under “Audit-Related Fees” in 2005.
Tax Fees
     Amounts paid under “Tax Fees” were $37,295 in 2006 and $12,382 in 2005 and were for tax compliance and consulting.
All Other Fees
     There were no amounts paid under “All Other Fees” in 2006 and nominal amounts were paid in 2005.
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
Consolidated Statements of Operations
Consolidated Cash Flows Statements
Consolidated Statements of Shareholders’ Equity (Deficit)
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
     None.
3. Exhibits

Exhibit No.	Description	Incorporated by reference herein

2.1†	Asset Purchase Agreement, dated May 8, 2001, between the Registrant and Smith & Nephew, Inc.	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

3.1	Articles of the Registrant	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

3.2	Articles of Amendment	R Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

3.3	By-laws of the Registrant	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

4.1	Specimen certificate evidencing common shares	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.1	Form of Master Separation Agreement between the Registrant and The Westaim Corporation (“Westaim”)	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.2	Form of Services Agreement between the Registrant and Westaim	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.3	Form of Registration Rights Agreement between the Registrant and Westaim	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.4	Amended and Restated Loan Agreement, dated August 31, 2005, between the Registrant and Westaim	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

Exhibit No.	Description	Incorporated by reference herein

10.5	Amended and Restated General Security Agreement, dated as of August 31, 2005, between the Registrant and Westaim	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.6†	Amended and Restated License and Development Agreement, dated as of February 20, 2002, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.7†	Letter Agreement, dated March 14, 2002, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.8†	Amending Agreement, dated November 3, 2003, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.9†	Supply Agreement, dated May 8, 2001, among the Registrant, Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.10	Manufacturing Technology Escrow Agreement, dated May 8, 2001, among the Registrant, Smith & Nephew, Inc., T.J. Smith & Nephew Limited and Montreal Trust Company of Canada, as escrow agent	Amendment No. 1 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.11	Security Trust Agreement, dated as of May 8, 2001, between the Registrant and Montreal Trust Company of Canada, as trustee	Amendment No. 1 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.12†	Trust Indenture, dated May 8, 2001, among the Registrant, NUCRYST Pharmaceuticals Inc. and Montreal Trust Company of Canada, as trustee	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.13	Subordination and Non-Disturbance Agreement, dated as of May 8, 2001, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc., T.J. Smith & Nephew Limited and Montreal Trust Company of Canada	Amendment No. 1 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.14	Memorandum of Lease Agreement, dated as of July 1, 2005, between the Registrant and The Westaim Corporation	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.15	Commercial Lease, dated as of September 1, 2001, between NUCRYST Pharmaceuticals Inc. and Cummings Properties, LLC	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.16*	1998 Equity Incentive Plan	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.17*	Forms of Stock Option Agreements under the 1998 Equity Incentive Plan	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.18*	Form of Amended and Restated 1998 Equity Incentive Plan	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.19*	Form of Stock Option Agreement under the Amended and Restated 1998 Equity Incentive Plan	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

Exhibit No.	Description	Incorporated by reference herein

10.20*	Employment Agreement, dated December 6, 1999, between NUCRYST Pharmaceuticals Inc. and Scott H. Gillis	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.21*	Stock Option Agreement, dated December 6, 1999, among the Registrant, Westaim and Scott H. Gillis	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.22*	Letter Agreement, dated March 16, 2005, between the Registrant and Eliot M. Lurier	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.23*	Letter Agreement, dated June 15, 2005, between the Registrant and David C. McDowell	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.24*	Letter Agreement, dated March 14, 2002, between the Registrant and Paul J. Schechter, M.D., Ph.D.	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.25*	Summary of Non-Employee Director Compensation	Amendment No. 3 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.26	Form of Indemnification Agreement	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.27*	Change of Control Agreement, dated December 6, 1999, between NUCRYST Pharmaceuticals Inc. and Scott H. Gillis	Amendment No. 2 to Registration Statement on Form F-1, as amended (File No. 333-130073)

10.28*	Summary of Annual Compensation (filed herewith)

21.1	Subsidiaries of the Registrant	Registration Statement on Form F-1, as amended (File No. 333-130073)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereto)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

†	Confidential treatment has been granted for portions of this exhibit.

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in the town of Wakefield, Massachusetts on March 27, 2007.

NUCRYST PHARMACEUTICALS CORP.
By:	/s/ Scott H. Gillis
Scott H. Gillis
President and Chief Executive Officer

POWER OF ATTORNEY
     We, the undersigned officers and directors of NUCRYST Pharmaceuticals Corp., hereby severally constitute and appoint Scott H. Gillis and Eliot M. Lurier, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable NUCRYST Pharmaceuticals Corp. to comply with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and effective March 27, 2007.

Name	Title

/s/ Scott H. Gillis	President and Chief Executive Officer (Principal
Scott H. Gillis	Executive Officer)

/s/ Eliot M. Lurier	Vice President – Finance and Administration, Chief
Eliot M. Lurier	Financial Officer (Principal Financial and Accounting Officer)

/s/ Barry M. Heck	Director
Barry M. Heck

/s/ Neil Carragher	Director
Neil Carragher

/s/ Roger G. H. Downer	Director
Roger G.H. Downer

/s/ David Poorvin	Director
David Poorvin

/s/ Richard Zahn	Director
Richard Zahn