Form 10-Q
period 2007-03-31
NUCRYST Pharmaceuticals Corp.
filed 2007-05-01
CIK 1344674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2007

Common Shares	18,312,856 shares

TABLE OF CONTENTS

Part I	Financial Information
	Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006
Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2007
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006
Condensed Consolidated Cash Flow Statements for the three months ended March 31, 2007 and 2006
Notes to Interim Condensed Consolidated Financial Statements
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures About Market Risks
	Item 4.	Controls and Procedures
Part II	Other Information
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2.	Unregistered Sales of Equity and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Security Holders
	Item 5.	Other Information
	Item 6.	Exhibits
Signatures
In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our unaudited interim condensed consolidated financial statements included elsewhere in this Form 10-Q, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the March 30, 2007 noon buying rate reported by the Federal Reserve Bank of New York, being U.S. $1.00=C $1.1530

FORWARD-LOOKING STATEMENTS
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
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results and other circumstances and events to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006 and the following:
•	the initiation, timing, funding, progress and results of our preclinical and clinical trials, research and development programs;

•	our reliance on our relationship with Smith & Nephew plc;

•	our reliance on sales of Acticoat™ products with our SILCRYST™ coatings;

•	competitive companies, technologies and products;

•	our ability to successfully implement our business model, strategic plans for our business, product candidates and technology;

•	our ability to maintain and establish corporate collaborations;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance;

•	changes in regulation or tax laws applicable to us;

•	changes in accounting policies or practices;

•	changes in general economic conditions;

•	other risks and uncertainties that have not been identified at this time; and

•	management’s response to these factors.
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

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)
NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In US thousands, except share data)

	March 31	December 31
	2007	2006

ASSETS

Current
Cash and cash equivalents	$18,362	$18,926
Accounts receivable	5,976	7,041
Inventories (note 4)	7,514	7,297
Other	197	327

	32,049	33,591

Restricted cash	135	135
Capital assets — net	11,608	11,350
Intangible assets — net (note 5)	790	816

	$44,582	$45,892

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$2,091	$2,261
Accounts payable and accrued liabilities to related party	238	45

	2,329	2,306

Guarantees (note 10)

Shareholders’ equity
Common shares no par value, unlimited shares authorized:
issued and outstanding — 18,314,153 and 18,309,613 shares at March 31, 2007 and December 31, 2006, respectively (note 8)	82,684	82,672
Additional paid-in capital	610	482
Accumulated other comprehensive loss	(5,099)	(5,490)
Accumulated deficit	(35,942)	(34,078)

Total shareholders’ equity	42,253	43,586

	$44,582	$45,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In US thousands, except share data)

				Accumulated
			Additional	Other		Total	Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Number	Stated Amount	Capital	Loss	Deficit	Loss	Equity

December 31, 2006	18,309,613	82,672	482	(5,490)	(34,078)		43,586

Issuance of common shares in connection with exercises of stock options	4,540	12	—	—	—	—	12
Stock-based compensation	—	—	128	—	—	—	128
Foreign currency translation adjustments	—	—	—	391	—	391	391
Net loss	—	—	—	—	(1,864)	(1,864)	(1,864)

March 31, 2007	18,314,153	$82,684	$610	$(5,099)	$(35,942)	$(1,473)	$42,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In US thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Revenue
Wound care product revenue	$5,234	$6,284

Costs
Manufacturing	3,148	4,305
Research and development	2,004	3,297
General and administrative	1,843	1,519
Depreciation and amortization	84	82

Loss from operations	(1,845)	(2,919)

Foreign exchange (losses) gains	(222)	22
Interest income	203	347
Interest expense (note 7)	—	(310)

Loss before income taxes and cumulative effect of a change in accounting principle	(1,864)	(2,860)
Current income tax expense	—	(17)

Loss before cumulative effect of a change in accounting principle	(1,864)	(2,877)
Cumulative effect of a change in accounting principle (note 3)	—	(7)

Net loss	$(1,864)	$(2,884)

Loss per common share (note 9)
Net loss — basic and diluted	$(0.10)	$(0.17)

Weighted average number of common shares outstanding:
— basic	18,311,962	17,007,772
— diluted	18,311,962	17,007,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)
(In US thousands)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Operating activities
Net loss	$(1,864)	$(2,884)
Items not affecting cash
Depreciation and amortization	390	378
Foreign exchange loss	—	(525)
Stock-based compensation expense	128	83
Cumulative effect of a change in accounting principle	—	7
Changes in non cash working capital
Accounts receivable	1,098	(1,667)
Inventories	(135)	177
Other	130	(14)
Accounts payable and accrued liabilities	34	(1,402)
Accounts payable and accrued liabilities to related party	17	84

Cash used in operating activities	(202)	(5,763)

Investing activities
Restricted cash	—	(2)
Purchase of short-term investments	—	(13,867)
Capital expenditures	(531)	(1,057)
Intangible assets	(15)	(107)

Cash used in investing activities	(546)	(15,033)

Financing activities
Issuance of common shares	12	89

Cash provided from financing activities	12	89

Effect of exchange rate changes on cash and cash equivalents	172	182

Net decrease in cash and cash equivalents	(564)	(20,525)
Cash and cash equivalents at beginning of period	18,926	35,901

Cash and cash equivalents at end of period	$18,362	$15,376

Cash and cash equivalents is comprised of:
Cash	$3,650	$569
Cash Equivalents	$14,712	$14,807

Supplemental disclosure of cash flow information:
Non-cash capital asset additions included in accounts payable and accrued liabilities at end of period	$196	$171
Cash paid for interest	$—	$310
Cash paid for income taxes	$—	$57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
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

The unaudited interim condensed consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). They do not include all information and notes required by GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited interim condensed consolidated financial statements are the same as those described in the Corporation’s audited consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2006.

The Corporation makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as the useful lives of capital assets and intangible assets, inventory valuation, deferred tax asset valuation, uncertain tax positions, financial instrument valuation and the fair value of stock-based compensation.

The Corporation believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three months ended March 31, 2007 are not necessarily indicative of financial results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Corporation’s annual consolidated financial statements for the year ended December 31, 2006.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
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

Other comprehensive loss consists of foreign currency translation adjustments for the period, which arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive loss of $5,099 at March 31, 2007 (December 31, 2006 — $5,490) consists of foreign currency translation adjustments.

Stock-based compensation plans

On January 1, 2006, the Corporation adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), utilizing the modified prospective transition method, which required that all share-based payments to directors and employees, including grants of stock options, be recognized in the financial statements based on their fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Corporation’s consolidated statement of operations.

SFAS 123(R) requires that liability classified awards such as stock appreciation rights (“SARs”) be revalued to estimated fair value at each reporting date using an option-pricing model. Prior to the adoption of SFAS 123(R), the Corporation valued SARs at the amount by which the market value exceeded the exercise price at each measurement date. As a result of implementing SFAS 123(R) on January 1, 2006, the Corporation increased its SAR liability from $90 to $97, with the increase recorded as a cumulative effect of a change in accounting principle in the consolidated statements of operations.

Recently adopted and pending accounting pronouncements

FIN 48

On January 1, 2007, the Corporation adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Corporation recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit. The adoption of FIN 48 did not result in a material impact on the Corporation’s financial position or results of operations (Note 6).

SFAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Corporation currently does not have any hybrid financial instruments and there was no impact upon adoption of this standard.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
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

SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Corporation is currently evaluating the impact SFAS 159 will have on its consolidated financial position.

EITF 06-3

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), which is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 addresses which taxes assessed by a government authority should be considered and how these taxes should be presented in the income statement (i.e., gross versus net). This EITF was effective for the first quarter of 2007 and did not have a material impact on the Corporation’s financial position or results of operations.

4.	INVENTORIES

	March 31, 2007	December 31, 2006

Raw materials	$3,841	$3,888

Materials in process	900	649

Finished product	2,773	2,760

	$7,514	$7,297

5.	INTANGIBLE ASSETS

	March 31, 2007	December 31, 2006

Patents and trademarks	$2,219	$2,180
Less accumulated amortization	(1,429)	(1,364)

	$790	$816

Amortization related to intangible assets for the three months ended March 31, 2007 was $51 (2006 — $52).

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
5.	INTANGIBLE ASSETS (continued)

Estimated future amortization expense of intangible assets at March 31, 2007 is as follows:

2007 (remaining 9 months)	$154
2008	177
2009	153
2010	133
2011	102
Thereafter	71

Total	$790

6.	INCOME TAXES

The Corporation adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Corporation’s beginning tax positions. The Corporation continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As at January 1, 2007 and March 31, 2007, the Corporation did not have any unrecognized tax benefits.

The Corporation files federal and provincial income tax returns in Canada and its U.S. subsidiary files federal and state income tax returns in the U.S. The Corporation is generally no longer subject to federal and provincial income tax examinations by Canadian tax authorities for years before 2001 and to federal and state income tax examinations by U.S. tax authorities for years before 2003. The Canada Revenue Agency (“CRA”) commenced an examination of the Corporation’s Canadian income tax returns for 2001 and 2002 in the second quarter of 2005 that is anticipated to be completed by the end of 2007. As of March 31, 2007, the CRA has not made any proposed adjustments to the Corporation’s tax positions. Management does not anticipate that adjustments, if any, which may be proposed by the CRA would result in a material change to its financial position.

The Corporation recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2007 and 2006, there was no such interest or penalty.

7.	INDEBTEDNESS TO RELATED PARTY

The Corporation was indebted to the Parent for a term loan with a five-year maturity which bore interest at a rate of 10%. The term loan was secured by first or second liens on substantially all of the assets of the Corporation. The Corporation repaid $6,850 of the term loan with net proceeds from the initial public offering. In accordance with the terms of the prospectus of the initial public offering on December 29, 2005, the remaining balance owing in the amount of $39,642 was converted into 3,964,200 common shares of the Corporation on January 27, 2006. Interest paid on the term loan amounted to $310 in the three months ended March 31, 2006.

8.	SHARE CAPITAL

Stock-based compensation plans

The Corporation maintains an equity incentive plan for employees under which stock options, SARs and restricted share units (“RSUs”) may be granted for up to 2,200,000 common shares of the Corporation. A total of 1,076,571 common shares were available for grant under the Corporation’s stock-based compensation plans as of March 31, 2007. The exercise price of each stock option, SAR and RSU is set at an amount not less than the market value of the common shares of the Corporation at the time of grant. Prior to the initial public offering, the market value of the common shares was determined by the Parent at the time of issuance of each stock option, SAR and RSU. Stock options and SARs vest evenly over a three-year period and expire ten years from the date of grant. RSUs vest evenly over a period between two to three years. Awards that expire or are forfeited generally become available for issuance under the plan.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
8.	SHARE CAPITAL (continued)

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 was $128 (2006 — $83) and was included in general and administrative expense. Stock-based compensation expense consisted of $109 (2006 — $81) related to director and employee stock options and $19 (2006 — $2) related to RSUs and SARs, with a corresponding increase to additional paid-in capital (“APIC”) of $128 (2006 — $81) and accounts payable and accrued liabilities of $Nil (2006 — $2).

A summary of the status of the Corporation’s stock option plans as at March 31, 2007 and 2006 and changes during the three months ended on those dates is presented below:

			Weighted Average Exercise
	Number of Options		Price (CDN$)
	March 31		March 31
	2007	2006	2007	2006

Balance at beginning of period	766,352	713,770	$5.75	$3.47
Granted	220,162	70,000	4.70	11.53
Exercised	(4,540)	(33,646)	3.08	3.08
Forfeited	(22,698)	(647)	11.70	4.82

Balance at end of period	959,276	749,477	$5.36	$4.24

Options granted prior to January 1, 2006 were denominated in Canadian dollars while options granted on or after January 1, 2006 are denominated in U.S. dollars. Options granted in U.S. dollars in the first quarter of 2007 totaled 220,162 with a weighted average exercise price of U.S. $4.08. The exercise price has been converted to Canadian dollars for reporting purposes at the period-end exchange rate.

The weighted average remaining contractual life of options outstanding at March 31, 2007 was 6.92 years.

The Corporation had no SARs outstanding at March 31, 2007 and December 31, 2006. During the three months ended March 31, 2006, 4,864 SARs were exercised and were settled with 3,421 shares of the Corporation. As a result, share capital was increased by $36, with a corresponding reduction in accounts payable and accrued liabilities.

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions are noted in the table below. The Corporation’s common shares have a public trading history of only thirteen months. As a result, certain assumptions for options granted prior to 2007 were based on assumptions used by the Parent company to value its stock-based compensation expense. The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders. The weighted average fair value of options granted in the three months ended March 31, 2007 was CDN$3.22 (2006 — CDN$7.14). As of March 31, 2007, total compensation cost related to nonvested stock options not yet recognized was $1,261, which is expected to be recognized over the next 36 months on a weighted-average basis.

The expected volatility of stock options is currently based upon the historical volatility of the Corporation. The dividend yield reflects the Corporation’s intention not to pay cash dividends in the foreseeable future. The life of options is based on observed historical exercise patterns of the Corporation. Groups of directors and employees that have similar historical exercise patterns are being considered separately for valuation purposes. The risk free interest rate is based on the yield of a U.S. Government zero-coupon issue with a remaining life approximately equal to the expected term of the option.

	Three months ended March 31
Stock options	2007	2006

Expected volatility	66.3%	58.1%
Dividend yield	—	—
Expected life	7 years	7 years
Risk free rate	4.63%	3.89%

During the three months ended March 31, 2007, certain directors and executives were granted 32,700 RSUs, which vest evenly over a period between two to three years. Unvested RSUs are subject to forfeiture upon termination from the board.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
8.	SHARE CAPITAL (continued)

A summary of the Corporation’s non-vested RSUs as at March 31, 2007 and changes during the period is presented below:

		Weighted-Average
		Grant Date
	Number of RSUs	Fair Value

Balance at beginning of period	9,000	$3.85
Granted	32,700	4.08

Balance at end of period	41,700	$4.03

Compensation expense recorded for the three months ended March 31, 2007 related to RSUs was $19 (2006 — $Nil), with a corresponding increase to APIC. At March 31, 2007 total unrecognized non-cash stock-based compensation expense related to non-vested RSUs was $149 which is expected to be recognized over the remaining vesting period of between two and three years. The Corporation measures fair value of the RSUs based upon the market price of its common stock as of the date of grant.

9.	LOSS PER SHARE

In calculating loss per share under the treasury stock method, the numerator remains unchanged from the basic loss per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income.

The impact of all dilutive securities on loss per share is anti-dilutive for the three months ended March 31, 2007. Dilutive securities, relating to stock based compensation plans, including the dilutive impact of all outstanding options, SARs and RSUs, totaled 190,328 for the first quarter of 2007 (2006 — 492,187).

10.	GUARANTEES

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

11.	SEGMENTED INFORMATION

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
a)	Assets by geographic segment

	March 31, 2007	December 31, 2006

Canada	$40,535	$42,440
United States	4,047	3,452

	$44,582	$45,892

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
11.	SEGMENTED INFORMATION (continued)
b)	Capital assets and intangible assets by geographic segment

	March 31, 2007	December 31, 2006

Canada	$11,435	$11,130
United States	963	1,036

	$12,398	$12,166

All of the Corporation’s revenues in the three months ended March 31, 2007 and 2006 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This management’s discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, including the related notes, included elsewhere in this quarterly report. Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Some of the information detailed in this discussion and analysis contain forward-looking statements that involve substantial risks and uncertainties, such as statements of our plans, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included elsewhere in this quarterly report.
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
     We have developed and received regulatory clearance to market four products using our SILCRYST™ coating for the advanced wound care market. In May 2001, we licensed to Smith & Nephew plc (“Smith & Nephew”), a global medical device company, the exclusive worldwide right to market, distribute and sell products using our SILCRYST™ coatings technology in products that are designed and indicated solely for the prevention, protection and/or treatment of non-minor dermal wounds or burns in humans (the “Field”), including improvements to those products, and any new products with our SILCRYST™ coating in the Field. Smith & Nephew markets products with our SILCRYST™ coating in over 30 countries around the world, including the United States, under its Acticoat™ trademark. Acticoat™ products using SILCRYST™ coatings are used for a wide variety of wound types by hospitals, clinics, burn centers, doctors’ offices, home healthcare agencies and nursing homes. We believe that the demand for Acticoat™ products with our SILCRYST™ coatings licensed to Smith & Nephew is and will be driven by demographic factors, including population aging, the incidence of medical conditions such as diabetes and obesity; by the displacement of traditional wound care products that we believe are clinically less effective than products using our SILCRYST™ coatings; by the introduction of Acticoat™ products using our SILCRYST™ coatings to new countries and for new applications; and by the degree to which Smith & Nephew is successful in selling and marketing these products in view of increasing competition from other silver-based wound care products.
     Our results of operations currently depend substantially on Acticoat™ product sales generated by Smith & Nephew, which is our only customer. Revenues under our agreements with Smith & Nephew consist of manufacturing cost reimbursements, royalties, payments upon the achievement of specified milestones and reimbursement for costs incurred in connection with the development of and improvement to SILCRYST™ coated products covered by the agreements. Smith & Nephew reimburses us for the cost of manufacturing the products we sell to them, including certain direct costs such as direct material, direct labor, labeling, testing and packaging, and Smith & Nephew’s proportionate share of indirect costs related to Acticoat™ products relating to manufacturing and the manufacturing facilities, including administration, labor, rent, insurance, utilities, repairs and quality control. On February 8, 2007, Smith & Nephew reported its annual 2006 results for wound care. Smith & Nephew reported Acticoat™ sales growth of 5% in the fourth quarter of 2006 as compared to the fourth quarter of 2005 and 9% for the year 2006 as compared to the year 2005. We believe that market conditions in the advanced wound care market, including the silver dressing segment, have become more competitive due in part to increased competition (including possibly by other silver based products sold by Smith & Nephew) and customer cost containment efforts. We are uncertain as to whether or the extent to which this increased competition will have a negative impact on Acticoat™ product sales growth and our revenues in the near future, as it will depend on future events, including Smith & Nephew’s response to market conditions. Any termination of or significant disruption in our agreements or relationship with Smith & Nephew, or a significant reduction in sales of Acticoat™ products, would likely have a material adverse effect on our business and results of operations.
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
     The price paid for the products by Smith & Nephew is equal to our fully allocated cost of goods sold including equipment depreciation. At the end of the third quarter of 2005, based on Smith & Nephew’s demand forecasts, we began construction of an expansion of our Fort Saskatchewan production facility with an estimated cost of approximately $5.7 million. In accordance with our agreements, we are funding the up-front costs of the capital expenditures required to acquire the new production equipment associated with this expansion. We are entitled to recoup these costs over time from Smith & Nephew through reimbursement for depreciation expense, the payments of which are typically spread out over a number of years. Accordingly, scaling up our manufacturing capability has required that we make substantial up-front cash expenditures for which we will not be reimbursed for a period of several years. We expect the capacity expansion to be completed by the middle of 2007, however, at the current rate of Acticoat™ product sales growth, the new manufacturing capacity may not be required as early as we expected when we undertook the expansion and possibly not for the foreseeable future.
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
     We also receive milestone payments upon Smith & Nephew’s achievement of specified sales levels of Acticoat™ products and upon the achievement of regulatory events specified in our agreements with Smith & Nephew. The achievement of both of these events is out of our control and, therefore, it is uncertain as to whether or when we will earn future milestone payments. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $19.0 million of milestone payments we have already received, is $56.5 million. No milestone payments were earned from Smith & Nephew for the three months ended March 31, 2007 and the three months ended March 31, 2006. The timing and receipt of a milestone payment affects the comparability of period-to-period results and may have a material effect on financial results. Smith & Nephew reimburses us for costs and expenses incurred in connection with approved research and development activities for the development of new products and improvements to existing products covered by our agreements with Smith & Nephew. All payments under our agreements with Smith & Nephew are made to us in U.S. dollars. In calculating sales levels for milestone payments, and for other purposes under the agreements, sales by Smith & Nephew in currencies other than the U.S. dollar are converted to the U.S. dollar based on the average exchange rate for the prior quarter.
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
     However, the study did demonstrate that treatment with NPI 32101 cream was well tolerated and the incidence of all adverse events was low and was not different among the NPI 32101-treated groups and the placebo-treated patients. In addition, our NPI 32101 cream formulation has been shown to be stable, cosmetically-acceptable, and to have broad spectrum antimicrobial activity through in vitro testing. Therefore, we believe our NPI 32101 cream has the potential to treat a variety of skin conditions and we are exploring ways to bring this safe, stable, antimicrobial cream to market. In furtherance of this initiative, in December 2006, we began pursuing a 510(k) application with the US Food & Drug Administration for our NPI 32101 cream as a prescription device.
     With the cancellation of the clinical program for our topical formulation of NPI 32101 as a pharmaceutical candidate for the treatment of atopic dermatitis and in view of the slower growth rate of our wound care product revenue in 2006 and 2005 as compared to the previous years, we made adjustments in the first quarter of 2007 to our manufacturing and research operations to conserve cash and control expenses and bring our manufacturing resources into alignment with expected demand from Smith & Nephew for Acticoat™ products. These adjustments included reductions in our workforce of approximately 12% of our total employees. We have shifted the focus of our research and development efforts from clinical work towards preclinical work for gastrointestinal applications of our nanocrystalline technology and towards establishing a partnership for our NPI 32101 cream as a 510(k) prescription device.
     We bear all costs relating to our research and development activities for our prospective products outside of our agreements with Smith & Nephew agreement. Gross margin from SILCRYST™ coated wound care products, which we define as revenue (excluding milestone payments) less manufacturing costs, funds a portion of the development costs for other products.
     We are a majority owned subsidiary of The Westaim Corporation (“Westaim”), a Canadian company incorporated in Alberta, the shares of which are listed on the NASDAQ and the Toronto Stock Exchange. On December 29, 2005, we completed an initial public offering of 4.5 million common shares for gross proceeds of $45.0 million. We used $6.9 million of net proceeds to partially repay debt to Westaim and retained the remaining net proceeds to fund our operations. In accordance with the terms of the prospectus of our initial public offering, the remaining debt owed to Westaim in the amount of $39.6 million was converted to 3.96 million common shares on January 27, 2006. Westaim has provided us with financial, administrative and other support since our inception. While we are working to self-resource these services we will continue to utilize Westaim for certain corporate and administrative services in the future. Historically, we have reimbursed Westaim for its costs of providing (or, in certain cases, for its costs of paying a third party to provide) these corporate and administrative services to us. While the total amount we pay to Westaim for these services in the future will vary according to the amount of services provided, the amounts we will pay Westaim for these services will be intended, as in the past, to reimburse Westaim for its cost of providing these services or for paying a third party to provide those services. In addition, we pay rent and operating expenses to Westaim for our manufacturing facility in Fort Saskatchewan, Alberta.
     In the future, we may consider acquisitions of intellectual property or companies engaged in the development or production of drugs or devices to combat infection and inflammation. However, we currently have no agreements or understandings regarding any acquisitions. Any acquisitions may require that we obtain additional financing.

Results of Operations

	Quarter Ended
	March 31
	2007	2006
	(in thousands)
Wound Care Product Revenue	$5,234	$6,284
Total Revenue	$5,234	$6,284

Manufacturing Costs	$3,148	$4,305

Gross Margin	$2,086	$1,979
Gros Margin Percent	39.9%	31.5%

Three Months Ended March 31, 2007 and March 31, 2006
     Revenue. Total revenue for the three months ended March 31, 2007 was $5.2 million compared to $6.3 million for the three months ended March 31, 2006. Wound care product revenue which consists of royalty revenues and manufacturing cost reimbursements from Smith & Nephew decreased approximately 16.7% to $5.2 million for the three months ended March 31, 2007 compared to $6.3 million for the three months ended March 31, 2006 due to decreased orders from Smith & Nephew. No milestone payments were earned in the three months ended March 31, 2007 or in the three months ended March 31, 2006.
     Manufacturing Costs. Manufacturing costs for the three months ended March 31, 2007 were $3.1 million compared to $4.3 million for the three months ended March 31, 2006. The decrease of $1.2 million, or 26.9%, is attributable primarily to lower production volumes of Acticoat™ wound care products shipped to Smith & Nephew driven by decreased orders received from Smith & Nephew. In 2006, Smith & Nephew engaged in a program to increase world-wide Acticoat™ inventory levels to support its Acticoat™ sales growth. This program was completed in 2006 and we do not expect Smith & Nephew to build further inventory levels of Acticoat™ in 2007.
     Gross Margin. Gross margin for the three months ended March 31, 2007 was $2.1 million or 39.9% compared to $2.0 million or 31.5% for the three months ended March 31, 2006. We recognize manufacturing revenue when we ship product to Smith & Nephew and recognize royalty income when Smith & Nephew sells our products to its customers. Consequently, our gross margin percent may vary from period to period due to differences in timing of when we ship product to Smith & Nephew and when Smith & Nephew sells product to its customers. In the three months ended March 31, 2007, we shipped lower volumes of Acticoat™ products to Smith & Nephew as compared to the three months ended March 31, 2006, due in part to the completion of Smith & Nephew’s program to increase world-wide inventory levels in 2006. However, our royalty revenues received from Smith & Nephew over the same period remained constant resulting in a higher gross margin percent for the three months ended March 31, 2007 as compared to the percent for the three months ended March 31, 2006.
     Research and Development Costs. Research and development costs for the three months ended March 31, 2007 were $2.0 million compared to $3.3 million for the three months ended March 31, 2006. The decrease of $1.3 million from 2007 to 2006 is attributable to the Phase 2 dermatological clinical study that was undertaken in 2005 and completed in the third quarter of 2006.
     General and Administrative Costs. General and administrative costs for the three months ended March 31, 2007 were $1.8 million compared to $1.5 million for the three months ended March 31, 2006. The increase of $0.3 million is attributable primarily to the administrative costs associated with being a publicly-traded company, including directors’ fees and expenses and higher legal and compliance costs.

     Interest Expense. There was no interest expense for the three months ended March 31, 2007 compared to the interest expense of $0.3 million for the three months ended March 31, 2006. Interest expense decreased because we had no debt owing to Westaim after the conversion of the remaining debt of $39.6 million to 3.96 million common shares on January 27, 2006.
     Income Taxes. Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases. The income tax expense reported in our condensed consolidated statements of operations for the three months ended March 31, 2006 was related to Canadian large corporations tax and US alternative minimum tax. We have net operating loss carry forward for income tax purposes of approximately $34.3 million at March 31, 2007 compared to $25.6 million at March 31, 2006 and unclaimed scientific research and experimental development expenditures of approximately $5.7 million at March 31, 2007 compared to $4.9 million at March 31, 2006 that can be used to offset taxable income, if any, in future periods. We also have accumulated capital losses of approximately $1.8 million at March 31, 2007 and March 31, 2006 as well as research and development tax credits of approximately $3.4 million at March 31, 2007 compared to $2.5 million at March 31, 2006. These recognized losses and credits have been fully offset by a valuation allowance. The net operating losses and research and development tax credits will expire at various times starting in 2028.
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
     We were indebted to Westaim for a term loan in the amount of $39.6 million, which bore interest at a rate of 10% per annum. On January 27, 2006, this debt was converted to 3.96 million common shares at $10.00 per share. As a result, we no longer owe any debt to Westaim and at March 31, 2007, Westaim owned 74.8% of our common shares.
     At the end of the third quarter of 2005, we began construction of an expansion of our Fort Saskatchewan production facility with an estimated cost of approximately $5.7 million. We intend to continue pharmaceutical product development and expect to have increased working capital requirements to the extent we are successful in increasing our revenues. In addition, we expect to have capital expenditures of approximately $1.0 million for pharmaceutical development capital equipment in 2007. At March 31, 2007, we had cash and cash equivalents of $18.4 million, compared to $18.9 million at December 31, 2006.
     Cash used in operations amounted to $0.2 million for the three months ended March 31, 2007 and $5.8 million for the three months ended March 31, 2006. Cash from operations in the three months ended March 31, 2007 and 2006 did not include milestone revenue. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers.
     Cash used in investing activities amounted to $0.5 million for the three months ended March 31, 2007 and $15.0 million for the three months ended March 31, 2006. The most significant use of cash in the three months ended March 31, 2006, was for the purchase of short-term investments in the amount of $13.9 million. Capital expenditures were $0.5 million for the three months ended March 31, 2007 and $1.1 million for the three months end March 31, 2006. The higher capital spending in the three months ended March 31, 2006 was due to a major production expansion at our manufacturing facility in Fort Saskatchewan, Alberta. Cash provided from financing activities resulted from proceeds from issuance of common shares as a result of exercises of stock options. Such proceeds were nominal in the three months ended March 31, 2007 and were $0.1 million in the three months ended March 31, 2006. We expect to continue to make investments in our product pipeline and to prepare for regulatory approval and commercial launch of new products. Consequently, we expect to incur losses on a quarterly and annual basis for the foreseeable future as we continue to develop and commercialize existing and future products. We also expect to incur increased general and administrative expenses in the future, due in part to the legal, accounting, insurance and other expenses that we will incur as a result of being a public company, and expenses relating to filing, prosecution, defense and enforcements of patent and intellectual property rights.
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

Contractual Commitments and Obligations at March 31, 2007
     The table on the following page reports commitments and obligations that have been recorded on our condensed consolidated balance sheet as of March 31, 2007. Certain other obligations and commitments, while not required under generally accepted accounting principles (“GAAP”) to be included in the condensed consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Cash Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Consolidated Obligations and Commitments as of March 31, 2007:

Facilities operating leases:
Westaim	$0.6	$1.1	$1.0	$1.6	$4.3
Third Parties	0.5	0.6	—	—	1.1

Purchase Obligations:
Capital	0.5	—	—	—	0.5
Operations	1.4	—	—	—	1.4

Total obligations and commitments	$3.0	$1.7	$1.0	$1.6	$7.3

Off-Balance Sheet Commitments as of March 31, 2007
     As of March 31, 2007, our future minimum commitments and contractual obligations included two facilities operating leases. These items are not required to be recorded on our balance sheet under GAAP. They are disclosed in the table presented above and described more fully in the following paragraphs in order to provide a more complete picture of our financial position and liquidity as of March 31, 2007. Our Fort Saskatchewan, Alberta facility is rented from Westaim under two separate leases covering a total of 82,223 square feet of space. On July 1, 2005, we entered into a lease agreement formalizing the previous rental terms and conditions, which lease has been subsequently amended to, among other things, increase the square footage of the leased space. Of the 77,719 square feet of manufacturing, laboratory and office space covered by the lease as amended, 69,589 square feet is subject to an initial term of 10 years, expiring in 2015. The remaining 8,130 square feet is subject to an initial 5 year term, expiring June 30, 2010. All of this leased space is subject to up to three five year renewal terms, at renewal rates equal to the greater of fair market value or existing base rent plus Alberta CPI (Consumer Price Index) increases since the last rent was determined. On December 1, 2005, we entered into a lease agreement with Westaim for an additional 4,504 square feet of office space for a 13 month term that was subsequently amended to 25 months expiring December 31, 2007 provided that, at our option, this space may be rolled into the unexpired portion of the five year term of July 1, 2005 lease (including any rights of renewal). Our future minimum commitments under the Fort Saskatchewan, Alberta lease are approximately $0.5 million for each of the twelve-month periods commencing from January 1, 2007 to the expiry of the lease.

     Our Wakefield, Massachusetts offices and laboratory facility are leased from a third party. The lease term began on July 27, 2001 and will expire on July 30, 2009. There are options to extend for two terms of five years each. Our future minimum commitments under the Wakefield, Massachusetts lease are $0.5 million for 2007, $0.4 million for 2008 and $0.2 for 2009 and are included in the table presented above.
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

Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited interim condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those related to revenue recognition, inventory valuation, and useful lives of capital and intangible assets. Estimates are based on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources and the methodology is consistent with prior years. Actual results may differ from these estimates under different assumptions or conditions.
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

Month Ended	Period End Rate	Period Average Rate	High Rate	Low Rate

2007
January	1.1792	1.1763	1.1824	1.1647
February	1.1700	1.1710	1.1852	1.1586
March	1.1530	1.1682	1.1810	1.1530

2006
January	1.1436	1.1572	1.1726	1.1436
February	1.1379	1.1489	1.1577	1.1379
March	1.1670	1.1573	1.1722	1.1320

Stock Based Compensation
     On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires that all share-based payments to directors and employees, including grants of stock options, be recognized in the consolidated financial statements based on their fair values.
     We adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).
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
Recently Adopted and Pending Accounting Pronouncements
FIN 48

On January 1, 2007, the Corporation adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Corporation recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit. The adoption of FIN 48 did not result in a material impact on the Corporation’s financial position or results of operations.

SFAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Corporation currently does not have any hybrid financial instruments and there was no impact upon adoption of this standard.

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

SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Corporation is currently evaluating the impact SFAS 159 will have on its consolidated financial position.

EITF 06-3

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), which is effective for interim and annual reporting periods beginning after December 15, 2006. EITF 06-3 addresses which taxes assessed by a government authority should be considered and how these taxes should be presented in the income statement (i.e., gross versus net). This EITF was effective for the first quarter of 2007 and did not have a material impact on the Corporation’s financial position or results of operations.

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
     Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Administration, Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this quarterly report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
     Based on that evaluation, our Chief Executive Officer and Vice President, Finance and Administration, Chief Financial Officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President, Finance and Administration, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
     In the normal course of business, we may be subject to litigation and claims from third parties. We are not currently a party to any material legal proceedings.
ITEM 1A.     RISK FACTORS
     As of the end of our first quarter, there were no additional material risks and no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in the town of Wakefield, Massachusetts on April 30, 2007.

NUCRYST Pharmaceuticals Corp.
By:	/s/ Scott H. Gillis
Scott H. Gillis
President and Chief Executive Officer