Form 10-Q
period 2007-07-30
NUCRYST Pharmaceuticals Corp.
filed 2007-08-08
CIK 1344674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Shares	18,324,153 shares

In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our unaudited interim condensed consolidated financial statements included elsewhere in this Form 10-Q, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the June 30, 2007 noon buying rate reported by the Federal Reserve Bank of New York, being U.S. $1.00=C $1.0634.

FORWARD-LOOKING STATEMENTS
     Some of the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the pharmaceutical and medical device industry and business, demographic and other matters in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “anticipate,” “may,” “will,” “continue,” “further,” “seek,” and similar words or statements of a future or forward-looking nature are intended to identify forward-looking statements for purposes of the United States federal and Canadian provincial securities laws or otherwise, although not all forward-looking statements contain these identifying words.
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results and other circumstances and events to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those factors and assumptions described under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006 and the following:
•	our ability to succeed in the initiation, timing, funding, progress and results of our preclinical and clinical trials, research and development programs;

•	our reliance on and ability to succeed in maintaining our relationship with Smith & Nephew plc;

•	our reliance on sales of Acticoat™ products with our SILCRYST™ coatings by Smith & Nephew plc;

•	competitive companies, technologies and products;

•	our ability to successfully implement our business model, strategic plans for our business, product candidates and technology;

•	our ability to successfully file supplementary 510(k) applications to broaden the indications cleared for our NPI 32101 barrier cream and obtain clearance from the U.S. Food and Drug Administration (FDA), as well as other applicable filings with the European Union and Canadian authorities;

•	our ability to succeed at establishing a successful commercialization program for our NPI 32101 barrier cream through corporate collaborations or otherwise;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	our ability to comply with applicable governmental regulations and standards;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance;

•	changes in regulation or tax laws applicable to us;

•	changes in accounting policies or practices;

•	changes in general economic conditions;

•	other risks and uncertainties that have not been identified at this time; and

•	management’s response to these factors.
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
     We may from time to time file further 510(k) applications with the FDA, as well as other applicable filings with the European Union and Canadian authorities, in relation to our NPI 32101 barrier cream and for other potential new products in the ordinary course of our business. We may or may not disclose such filings in the future. There can be no assurance that any of these applications will lead to a commercially viable product.

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)
NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of U.S. dollars, except share data)

	June 30	December 31
(thousands of U.S. dollars, except share data)	2007	2006

ASSETS

Current
Cash and cash equivalents	$20,201	$18,926
Accounts receivable	4,975	7,041
Inventories (note 4)	7,028	7,297
Other	511	327

	32,715	33,591

Restricted cash	136	135
Capital assets — net	12,680	11,350
Intangible assets — net (note 5)	833	816

	$46,364	$45,892

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$2,618	$2,261
Accounts payable and accrued liabilities to related party	443	45
Deferred lease inducement	103	—

	3,164	2,306

Long term deferred lease inducement	725	—

	3,889	2,306

Guarantees (note 10)

Shareholders’ equity
Common shares no par value, unlimited shares authorized:
issued and outstanding - 18,324,153 and 18,309,613 shares at June 30, 2007 and December 31, 2006, respectively (note 8)	82,694	82,672
Additional paid-in capital	807	482
Accumulated other comprehensive loss	(2,088)	(5,490)
Accumulated deficit	(38,938)	(34,078)

Total shareholders’ equity	42,475	43,586

	$46,364	$45,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Thousands of U.S. dollars, except share data)

				Accumulated
			Additional	Other		Total	Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders'
(thousands of U.S. dollars, except share data)	Number	Stated Amount	Capital	Loss	Deficit	Loss	Equity

December 31, 2006	18,309,613	$82,672	$482	$(5,490)	$(34,078)		$43,586

Issuance of common shares in connection with restricted shares and exercises of stock options	14,540	22	—	—	—	$—	22
Stock-based compensation	—	—	325	—	—	—	325
Foreign currency translation adjustments	—	—	—	3,402	—	3,402	3,402
Net loss	—	—	—	—	(4,860)	(4,860)	(4,860)

June 30, 2007	18,324,153	$82,694	$807	$(2,088)	$(38,938)	$(1,458)	$42,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of U.S. dollars, except share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(thousands of U.S. dollars except share and per share data)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenue
Wound care product revenue	$6,098	$6,237	$11,332	$12,521

Costs
Manufacturing	3,986	4,013	7,134	8,318
Research and development	1,654	3,019	3,658	6,316
General and administrative	2,010	1,779	3,853	3,298
Depreciation and amortization	90	155	174	237

Loss from operations	(1,642)	(2,729)	(3,487)	(5,648)

Foreign exchange losses	(1,532)	(1,445)	(1,754)	(1,423)
Interest income	178	302	381	649
Interest expense (note 7)	—	—	—	(310)

Loss before income taxes and cumulative effect of a change in accounting principle	(2,996)	(3,872)	(4,860)	(6,732)
Current income tax expense	—	(15)	—	(32)

Loss before cumulative effect of a change in accounting principle	(2,996)	(3,887)	(4,860)	(6,764)
Cumulative effect of a change in accounting principle (note 3)	—	—	—	(7)

Net loss	$(2,996)	$(3,887)	$(4,860)	$(6,771)

Loss per common share (note 9)
Net loss — basic and diluted	$(0.16)	$(0.21)	$(0.27)	$(0.38)

Weighted average number of common shares outstanding:
— basic	18,318,438	18,247,003	18,315,218	17,630,811
— diluted	18,318,438	18,247,003	18,315,218	17,630,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)
(Thousands of U.S. dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(thousands of U.S. dollars)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Operating activities
Net loss	$(2,996)	$(3,887)	$(4,860)	$(6,771)
Items not affecting cash
Depreciation and amortization	418	464	808	842
Stock-based compensation expense	207	146	335	229
Amortized lease inducement	(17)	—	(17)	—
Foreign exchange gain (loss)	—	204	—	(321)
Cumulative effect of a change in accounting principle	—	—	—	7
Changes in non cash working capital
Accounts receivable	1,362	2,196	2,460	529
Inventories	1,099	(748)	964	(571)
Other	(303)	(559)	(173)	(573)
Accounts payable and accrued liabilities	576	393	610	(999)
Accounts payable and accrued liabilities to related party	161	117	178	201

Cash provided from (used in) operating activities	507	(1,674)	305	(7,427)

Investing activities
Restricted cash	(1)	(1)	(1)	(3)
Purchase of short-term investments	—	(8,324)	—	(22,191)
Maturity of short-term investments	—	14,406	—	14,406
Capital expenditures	(695)	(1,601)	(1,226)	(2,668)
Intangible assets	(33)	—	(48)	(107)

Cash (used in) provided from investing activities	(729)	4,480	(1,275)	(10,563)

Financing activities
Issuance of common shares	—	74	12	163
Deferred lease inducement	822	—	822	—

Cash provided from financing activities	822	74	834	163

Effect of exchange rate changes on cash and cash equivalents	1,239	589	1,411	771

Net increase (decrease) in cash and cash equivalents	1,839	3,469	1,275	(17,056)
Cash and cash equivalents at beginning of period	18,362	15,376	18,926	35,901

Cash and cash equivalents at end of period	$20,201	$18,845	$20,201	$18,845

Cash and cash equivalents is comprised of:
Cash	$3,352	$2,240	$3,352	$2,240
Cash Equivalents	$16,849	$16,605	$16,849	$16,605

Supplemental disclosure of cash flow information:
Non-cash capital asset additions included in accounts payable and accrued liabilities at end of period	$56	$178	$56	$178
Cash paid for interest	$—	$—	$—	$310
Cash paid for income taxes	$—	$15	$—	$72

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the six months ended June 30, 2007 and 2006
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

The Corporation’s revenue comprises wound care product revenue, which includes manufacturing cost reimbursement on the sale of product to Smith & Nephew and royalties on the further sale of that product by Smith & Nephew to third parties, as well as milestone revenue which are payments earned upon the achievement of specified Smith & Nephew sales thresholds or regulatory events. All of the Corporation’s revenues since May, 2001 have been derived from sales of product to Smith & Nephew, royalties on the further sale of that product and milestone payments from Smith & Nephew.

The Corporation is also developing pharmaceutical products based on its nanocrystalline technology to address medical conditions that are characterized by both infection and inflammation. The Corporation has developed NPI 32101 for use as an active pharmaceutical ingredient. The Corporation ceased its development of a pharmaceutical topical cream containing NPI 32101 for the treatment of dermatological conditions in November, 2006, following the results of its second Phase 2 clinical trial. As a statistically significant difference is required to gain approval as a drug, the Corporation decided to cease the drug development program for atopic dermatitis and submitted a 510(k) application to market NPI 32101 cream as a broad-spectrum antimicrobial barrier. The 510(k) application was cleared by the US Food and Drug Administration (“FDA”) on July 19, 2007 for this use. The Corporation is currently conducting preclinical research for the use of NPI 32101 in the treatment of gastrointestinal conditions.

2.	BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). They do not include all information and notes required by GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited interim condensed consolidated financial statements are the same as those described in the Corporation’s audited consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2006, except for deferred lease inducement (Note 3) and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (Note 6).

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

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the six months ended June 30, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
2.	BASIS OF PRESENTATION (continued)

The Corporation believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the six months ended June 30, 2007 are not necessarily indicative of financial results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Corporation’s annual consolidated financial statements for the year ended December 31, 2006.

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

Other comprehensive loss consists of foreign currency translation adjustments for the period, which arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive loss of $2,088 at June 30, 2007 (December 31, 2006 — $5,490) consists of foreign currency translation adjustments.

Deferred lease inducement

Deferred lease inducement represents a lease allowance received from the Parent and is amortized over the term of the lease using the straight line method. During the second quarter of 2007, the Corporation received $822 from the Parent related to its Fort Saskatchewan facility. There was a foreign exchange adjustment of $23. Amortization of $17 has been recognized and recorded as a reduction of general and administrative expense.

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

Recently adopted and pending accounting pronouncements

FIN 48

On January 1, 2007, the Corporation adopted the provisions of FIN 48 that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Corporation recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit. The adoption of FIN 48 did not result in a material impact on the Corporation’s financial position or results of operations (Note 6).

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the six months ended June 30, 2007 and 2006
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
4.	INVENTORIES

	June 30,	December 31,
	2007	2006

Raw materials	$4,066	$3,888
Materials in process	572	649
Finished product	2,390	2,760

	$7,028	$7,297

5.	INTANGIBLE ASSETS

	June 30,	December 31,
	2007	2006

Patents and trademarks	$2,439	$2,180
Less accumulated amortization	(1,606)	(1,364)

	$833	$816

Amortization related to intangible assets for the three months ended June 30, 2007 was $55 (2006 — $54) and for the six months ended June 30, 2007 was $106 (2006 — $106).

Estimated future amortization expense of intangible assets at June 30, 2007 is as follows:

2007 (remaining 6 months)	$112
2008	192
2009	166
2010	144
2011	111
Thereafter	108

Total	$833

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the six months ended June 30, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
6.	INCOME TAXES

The Corporation adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Corporation’s beginning tax positions. The Corporation continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As at January 1, 2007 and June 30, 2007, the Corporation did not have any unrecognized tax benefits.

The Corporation files federal and provincial income tax returns in Canada and its U.S. subsidiary files federal and state income tax returns in the U.S. The Corporation is generally no longer subject to federal and provincial income tax examinations by Canadian tax authorities for years before 2001 and to federal and state income tax examinations by U.S. tax authorities for years before 2003. The Canada Revenue Agency (“CRA”) commenced an examination of the Corporation’s Canadian income tax returns for 2001 and 2002 in the second quarter of 2005 that is anticipated to be completed by the end of 2007. As of June 30, 2007, the CRA has not made any proposed adjustments to the Corporation’s tax positions. Management does not anticipate that adjustments, if any, which may be proposed by the CRA would result in a material change to its financial position.

The Corporation recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and six months ended June 30, 2007 and 2006, there was no such interest or penalties.

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

Stock-based compensation plans

The Corporation maintains an equity incentive plan for employees under which stock options, SARs and restricted share units (“RSUs”) may be granted for up to 2,200,000 common shares of the Corporation. A total of 974,974 common shares were available for grant under the Corporation’s stock-based compensation plans as of June 30, 2007. The exercise price of each stock option, SAR and RSU is set at an amount not less than the market value of the common shares of the Corporation at the time of grant. Prior to the initial public offering, the market value of the common shares was determined by the Parent at the time of issuance of each stock option, SAR and RSU. Stock options and SARs vest evenly over a three-year period and expire ten years from the date of grant. RSUs vest evenly over a period between two to three years. Awards that expire or are forfeited generally become available for issuance under the plan.

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2007 was $207 (2006 — $114) and was included in general and administrative expense. Stock-based compensation expense consisted of $167 (2006 — $114) related to director and employee stock options and $40 (2006 — $4) related to RSUs and SARs, with a corresponding increase to additional paid-in capital (“APIC”) of $197 (2006 — $110), share capital of $10 (2006 — $Nil) and accounts payable and accrued liabilities of $Nil (2006 — $4). Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2007 was $335 (2006 — $197) and was included in general and administrative expense. Stock-based compensation expense consisted of $276 (2006 — $191) related to director and employee stock options and $59 (2006 — $6) related to RSUs and SARs, with a corresponding increase to additional paid-in capital (“APIC”) of $325 (2006 — $191), share capital of $10 (2006 — $Nil) and accounts payable and accrued liabilities of $Nil (2006 — $6).

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the six months ended June 30, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
8.	SHARE CAPITAL (continued)

A summary of the status of the Corporation’s stock option plans as at June 30, 2007 and 2006 and changes during the three and six months ended on those dates is presented below:

			Weighted Average Exercise
	Number of Options		Price (CDN$)
For the three months ended June 30	2007	2006	2007	2006

Balance at beginning of period	959,276	749,477	$5.36	$4.19
Granted	88,000	96,477	2.18	16.98
Exercised	—	(26,854)	—	3.08
Forfeited	(3,403)	(43,972)	11.42	15.80

Balance at end of period	1,403,873	775,128	$5.03	$5.16

			Weighted Average Exercise
	Number of Options		Price (CDN$)
For the six months ended June 30	2007	2006	2007	2006

Balance at beginning of period	766,352	713,770	$5.75	$3.47
Granted	308,162	166,477	3.72	14.47
Exercised	(4,540)	(60,500)	3.08	3.08
Forfeited	(26,101)	(44,619)	10.95	15.64

Balance at end of period	1,403,873	775,128	$5.03	$5.16

Options granted prior to January 1, 2006 were denominated in Canadian dollars while options granted on or after January 1, 2006 are denominated in U.S. dollars. Options granted in U.S. dollars in the second quarter of 2007 totaled 88,000 with a weighted average exercise price of U.S. $2.05. For the six months ended June 30, 2007, options granted in U.S. dollars totaled 308,162 with a weighted average exercise price of U.S. $3.50. The exercise price has been converted to Canadian dollars for reporting purposes at the period-end exchange rate.

The weighted average remaining contractual life of options outstanding at June 30, 2007 was 6.94 years.

The Corporation had no SARs outstanding at June 30, 2007 and December 31, 2006. During the three months ended June 30, 2006, 5,512 SARs were exercised and were settled with 4,189 shares of the Corporation. For the six months ended June 30, 2006, 10,376 SARs were exercised and were settled with 7,610 shares of the Corporation. As a result, share capital was increased by $47 in the three months ended June 30, 2006 and $83 for the six months ended June 30, 2006, with a corresponding reduction in accounts payable and accrued liabilities.

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions are noted in the table below. The Corporation’s common shares have a public trading history of only sixteen months. As a result, certain assumptions for options granted prior to 2007 were based on assumptions used by the Parent company to value its stock-based compensation expense. The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders. The weighted average fair value of options granted in the three months ended June 30, 2007 was CDN$1.49 (2006 — CDN$10.17) and for the six months ended June 30, 2007 was CDN$2.72 (2006 — CDN$8.90). As of June 30, 2007, total compensation cost related to nonvested stock options not yet recognized was $1,303, which is expected to be recognized over the next 36 months on a weighted-average basis.

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

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the six months ended June 01, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
8.	SHARE CAPITAL (continued)

	Three and six months ended June 30
Stock options	2007	2006

Expected volatility	66.3%	58.1%
Dividend yield	—	—
Expected life	7 years	7 years
Risk free rate	4.63%	3.89%

Certain directors and executives were granted 7,000 RSUs for the three months ended June 30, 2007 and 39,700 for the six months ended June 30, 2007. The RSUs vest evenly over a period between two to three years. Unvested RSUs are subject to forfeiture upon termination from the board.

A summary of the Corporation’s non-vested RSUs as at June 30, 2007 and changes during the three and six months ended on those dates is presented below:

		Weighted-Average
		Grant Date
For the three months ended June 30	Number of RSUs	Fair Value

Balance at beginning of period	41,700	$4.03
Granted	7,000	2.04

Balance at end of period	48,700	$3.74

		Weighted-Average
		Grant Date
For the six months ended June 30	Number of RSUs	Fair Value

Balance at beginning of period	9,000	$3.85
Granted	39,700	3.72

Balance at end of period	48,700	$3.74

Compensation expense recorded for the three months ended June 30, 2007 related to non-vested RSUs was $30 (2006 — $Nil) and for the six months ended was $49 (2006 — $Nil), with a corresponding increase to APIC. At June 30, 2007 total unrecognized non-cash stock-based compensation expense related to non-vested RSUs was $132 which is expected to be recognized over the remaining vesting period of between two and three years. The Corporation measures fair value of the non-vested RSUs based upon the market price of its common stock as of the date of grant.

During the three and six months ended June 30, 2007, 10,000 fully vested RSUs with a fair value of $10 were granted to new directors resulting in compensation expense of $10 with a corresponding increase to share capital.

9.	LOSS PER SHARE

In calculating loss per share under the treasury stock method, the numerator remains unchanged from the basic loss per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income.

The impact of all dilutive securities on loss per share is anti-dilutive for the three and six months ended June 30, 2007. Dilutive securities, relating to stock based compensation plans, including the dilutive impact of all outstanding options, SARs and RSUs, totaled 65,670 for the second quarter of 2007 (2006 — 509,975) and 75,356 (2006 — 487,037) for the six months ended June 30, 2007.

10.	GUARANTEES

The Corporation has not provided for product warranty obligations as products presently sold to the Corporation’s customer carry a limited short term warranty and the Corporation’s claims experience has been negligible.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the six months ended June 30, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
10.	GUARANTEES (continued)

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
a)	Assets by geographic segment

	June 30,	December 31,
	2007	2006

Canada	$40,724	$42,440
United States	5,640	3,452

	$46,364	$45,892

b)	Capital assets and intangible assets by geographic segment

	June 30,	December 31,
	2007	2006

Canada	$12,623	$11,130
United States	890	1,036

	$13,513	$12,166

All of the Corporation’s revenues in the six months ended June 30, 2007 and 2006 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006 and our unaudited condensed consolidated financial statements for the six-month period ended June 30, 2007, including the related notes, included elsewhere in this quarterly report. Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Some of the information detailed in this discussion and analysis contain forward-looking statements that involve substantial risks and uncertainties, such as statements of our plans, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included elsewhere in this quarterly report.
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
License and Supply Agreements
     We have developed and received regulatory clearance to market four products using our SILCRYST™ coating for the advanced wound care market. In May 2001, we licensed to Smith & Nephew plc (“Smith & Nephew”), a global medical device company, the exclusive worldwide right to market, distribute and sell products using our SILCRYST™ coatings technology in products that are designed and indicated solely for the prevention, protection and/or treatment of non-minor dermal wounds or burns in humans (the “Field”), including improvements to those products, and any new products with our SILCRYST™ coating in the Field. We also sold various assets to Smith & Nephew, including the Acticoat™ trade name and trade mark, various regulatory approvals and certain manufacturing equipment, which we lease back. Smith & Nephew markets products with our SILCRYST™ coating in over 30 countries around the world, including the United States, under its Acticoat™ trademark. Under the agreements, we manufacture these products and supply them to Smith & Nephew. Acticoat™ products using SILCRYST™ coatings are used for a wide variety of wound types by hospitals, clinics, burn centers, doctors’ offices, home healthcare agencies and nursing homes. We believe that the demand for Acticoat™ products with our SILCRYST™ coatings licensed to Smith & Nephew is and will be driven by demographic factors, including population aging, the incidence of medical conditions such as diabetes and obesity; by the displacement of traditional wound care products that we believe are clinically less effective than products using our SILCRYST™ coatings; by the introduction of Acticoat™ products using our SILCRYST™ coatings to new countries and for new applications; and by the degree to which Smith & Nephew is successful in selling and marketing these products in view of increasing competition from other silver-based wound care products.
Revenue Recognition
     Our results of operations currently depend solely on Acticoat™ product sales generated by Smith & Nephew, which is our only customer. Revenues under our agreements with Smith & Nephew consist of manufacturing cost reimbursements, royalties, payments upon the achievement of specified milestones and reimbursement for costs incurred in connection with the development of and improvement to SILCRYST™ coated products covered by the agreements. Smith & Nephew reimburses us for the cost of manufacturing the products we sell to them, including certain direct costs such as direct material, direct labor, labeling, testing and packaging, and Smith & Nephew’s proportionate share of indirect costs related to Acticoat™ products relating to manufacturing and the manufacturing facilities, including administration, labor, rent, insurance, utilities, repairs and quality control. On August 2, 2007, Smith & Nephew reported its Q2 2007 results for wound care. Smith & Nephew reported Acticoat™ sales growth of 10% in the second quarter of 2007 as compared to Acticoat™ sales growth of 12% in the second quarter of 2006. We believe that market conditions in the advanced wound care market, including the silver dressing segment, have become more competitive due in part to increased competition (including possibly by other silver based products sold by Smith & Nephew) and customer cost containment efforts. We are uncertain as to whether or the extent to which this increased competition will have a negative impact on Acticoat™ product sales growth and our revenues in the near future, as it will depend on future events, including Smith & Nephew’s response to market conditions. Any termination of or significant disruption in our agreements or relationship with Smith & Nephew, or a significant reduction in sales of Acticoat™ products, would likely have a material adverse effect on our business and results of operations.

     Our manufacturing costs are recorded both as offsetting expense and revenue items on the consolidated statement of operations upon shipment to Smith & Nephew. In addition, although we are required to fund the up-front costs of capital expenditures to acquire equipment used to manufacture Acticoat™ products, we are entitled under our agreements to recoup those costs over time through reimbursement for depreciation expense. Smith & Nephew is not required to reimburse us for any costs incurred for acquiring or improving owned real property, buildings or similar improvements. Smith & Nephew’s obligation to reimburse us in any calendar year for fixed costs that are within our control or the control of our affiliates (including The Westaim Corporation), excluding, among other things, costs incurred at the request of Smith & Nephew, is capped at the greater of a fixed percent and the increase in the Canadian Consumer Price Index.
     We currently purchase most of our raw materials from single suppliers. The loss of any of these suppliers could result in a disruption in our production while we arrange for a replacement supplier. To reduce this risk, we maintain sufficient inventory levels to continue production for approximately six months.
     The price paid for the products by Smith & Nephew is equal to our fully allocated cost of goods sold including equipment depreciation. At the end of the third quarter of 2005, based on Smith & Nephew’s demand forecasts, we began construction of an expansion of our Fort Saskatchewan production facility with an estimated cost of approximately $5.7 million. In accordance with our agreements, we are funding the up-front costs of the capital expenditures required to acquire the new production equipment associated with this expansion. We are entitled to recoup these costs over time from Smith & Nephew through reimbursement for depreciation expense, the payments of which are typically spread out over a number of years. Accordingly, scaling up our manufacturing capability has required that we make substantial up-front cash expenditures for which we will not be reimbursed for a period of several years. We substantially completed the expansion during the second quarter of 2007, however, at the current rate of Acticoat™ product sales growth, the new manufacturing capacity may not be required as early as we expected when we undertook the expansion and possibly not for the foreseeable future.
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
     We also receive milestone payments upon Smith & Nephew’s achievement of specified sales levels of Acticoat™ products and upon the achievement of regulatory events specified in our agreements with Smith & Nephew. The achievement of both of these events is out of our control and, therefore, it is uncertain as to whether or when we will earn future milestone payments. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $19.0 million of milestone payments we have already received, is $56.5 million. No milestone payments were earned from Smith & Nephew during the six months ended June 30, 2007 and the six months ended June 30, 2006. The timing and receipt of a milestone payment affects the comparability of period-to-period results and may have a material effect on financial results. Smith & Nephew reimburses us for costs and expenses incurred in connection with approved research and development activities for the development of new products and improvements to existing products covered by our agreements with Smith & Nephew. During the six month ended June 30, 2007, no reimbursement for research and development costs was received from Smith & Nephew. All payments under our agreements with Smith & Nephew are made to us in U.S. dollars. In calculating sales levels for milestone payments, and for other purposes under the agreements, sales by Smith & Nephew in currencies other than the U.S. dollar are converted to the U.S. dollar based on the average exchange rate for the prior quarter.

     The exclusive right we granted to Smith & Nephew to market, distribute or sell products with our SILCRYST™ coatings in the Field does not apply to other types of products that we may develop using our technology, including, among other things, the products we are developing using NPI 32101 or SILCRYST™ coated implants.
New Product Development
     We bear all costs relating to our research and development activities for our prospective products outside of our agreements with Smith & Nephew. Gross margin from SILCRYST™ coated wound care products, which we define as revenue (excluding milestone payments) less manufacturing costs, funds a portion of the development costs for other products.
     In the future, we may consider acquisitions of intellectual property or companies engaged in the development or production of drugs or devices to combat infection and inflammation. However, we currently have no agreements or understandings regarding any acquisitions. Any acquisitions may require that we obtain additional financing.
     Pharmaceutical Products
     We are developing pharmaceutical products using NPI 32101 to extend our nanocrystalline silver technology to the treatment of infectious and inflammatory conditions. Following the cancellation in November 2006 of our clinical program for our topical formulation of NPI 32101 as a pharmaceutical candidate for the treatment of atopic dermatitis, we have shifted the focus of our research and development efforts from clinical work towards preclinical work for gastrointestinal applications of our nanocrystalline technology.
     Medical Devices
     In September 2006, the corporation reported that a phase 2 clinical trial showed that NPI 32101 cream improved the signs and symptoms in 35% of children and adolescents with mild to moderate atopic dermatitis after 12 weeks of treatment, but there was no significant difference between the vehicle and NPI 32101 treatment groups. The study did demonstrate that treatment with NPI 32101 cream was well tolerated and the incidence of all adverse events was low and was not different among the NPI 32101-treated groups and the vehicle-treated patients. In addition, our NPI 32101 cream formulation has been shown to be stable, cosmetically-acceptable, and to have broad spectrum antimicrobial activity through in vitro testing. Therefore, we believe our NPI 32101 cream has the potential to treat a variety of skin conditions and we are exploring ways to bring this safe, stable, antimicrobial cream to market. In furtherance of this initiative, we announced on July 19, 2007 that the US Food & Drug Administration granted 510(k) clearance for a prescription topical device containing our NPI 32101, as a broad-spectrum antimicrobial barrier cream to organisms including Pseudomonas aeruginosa, Staphyloccocus aureus, including strains resistant to methicillin — or MSRA. Gaining FDA clearance is a first step toward marketing our proprietary technology in this new formulation. We are actively exploring commercialization options and, as part of this process, market plans and timing for this product will be determined. We expect that the market potential for this potential new product will be largely determined by the distribution channel decisions we are currently in the process of evaluating.
     We have recently filed another 510(k) submission to the FDA to expand the claims and indications for our barrier cream. We have applied for a claim that NPI 32101 barrier cream relieves the signs and symptoms of dermatoses by providing a moist environment optimal for healing. If our application is cleared by the FDA, we believe it will broaden this potential new product’s market potential.
Majority Shareholder
     We are a majority owned subsidiary of The Westaim Corporation (“Westaim”), a Canadian company incorporated in Alberta, the shares of which are listed on the NASDAQ and the Toronto Stock Exchange. On December 29, 2005, we completed an initial public offering of 4.5 million common shares for gross proceeds of $45.0 million. We used $6.9 million of net proceeds to partially repay debt to Westaim and retained the remaining net proceeds to fund our operations. In accordance with the terms of the prospectus of our initial public offering, the remaining debt owed to Westaim in the amount of $39.6 million was converted to 3.96 million common shares on January 27, 2006. Westaim has provided us with financial, administrative and other support since our inception. We intend to self-resource substantially all services that were previously received from Westaim by the first quarter of 2008. Historically, we have reimbursed Westaim for its costs of providing (or, in certain cases, for its costs of paying a third party to provide) these corporate and administrative services to us. While the total amount we pay to Westaim for these services in the future will vary according to the amount of services provided, the amounts we will pay Westaim for these services will be intended, as in the past, to reimburse Westaim for its cost of providing these services or for paying a third party to provide those services.

Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(in thousands)
Wound Care Product Revenue	$6,098	$6,237	$11,332	$12,521
Total Revenue	$6,098	$6,237	$11,332	$12,521

Manufacturing Costs	$3,986	$4,013	$7,134	$8,318

Gross Margin	$2,112	$2,224	$4,198	$4,203
Gross Margin Percent	34.6%	35.7%	37.0%	33.6%
Three Months Ended June 30, 2007 and June 30, 2006
     Revenue.   Total revenue which consists of wound care product revenue for the three months ended June 30, 2007 was $6.1 million compared to $6.2 million for the three months ended June 30, 2006. No milestone payments were earned in the three months ended June 30, 2007 or in the three months ended June 30, 2006. Wound care product revenue which consists of royalty revenues and manufacturing cost reimbursements from Smith & Nephew decreased approximately 2.2% to $6.1 million for the three months ended June 30, 2007 compared to $6.2 million for the three months ended June 30, 2006 due to decreased orders from Smith & Nephew.
     Manufacturing Costs.   Manufacturing costs for the three months ended June 30, 2007 were $4.0 million and remained unchanged when compared to $4.0 million for the three months ended June 30, 2006. In 2006, Smith & Nephew engaged in a program to increase world-wide Acticoat™ inventory levels to support its Acticoat™ sales growth. This program was completed in 2006 and we do not expect Smith & Nephew to build further inventory levels of Acticoat™ in 2007.
     Gross Margin.   Gross margin for the three months ended June 30, 2007 was $2.1 million or 34.6% compared to $2.2 million or 35.7% for the three months ended June 30, 2006. We recognize manufacturing revenue when we ship product to Smith & Nephew and recognize royalty income when Smith & Nephew sells our products to its customers. Consequently, our gross margin percent may vary from period to period due to differences in timing of when we ship product to Smith & Nephew and when Smith & Nephew sells product to its customers. In the three months ended June 30, 2007, we shipped lower volumes of Acticoat™ products to Smith & Nephew as compared to the three months ended June 30, 2006, due in part to the completion of Smith & Nephew’s program to increase world-wide inventory levels in 2006. However, our royalty revenues received from Smith & Nephew over the same period decreased resulting in a lower gross margin percent for the three months ended June 30, 2007 as compared to the percent for the three months ended June 30, 2006.
     Research and Development Costs.   Research and development costs for the three months ended June 30, 2007 were $1.7 million compared to $3.0 million for the three months ended June 30, 2006. The decrease of $1.3 million from 2007 to 2006 is due to the fact that in the third quarter of 2006 we completed the only clinical study we had underway, our Phase 2 dermatological clinical study and no new studies have been initiated in 2007.
     General and Administrative Costs.   General and administrative costs for the three months ended June 30, 2007 were $2.0 million compared to $1.8 million for the three months ended June 30, 2006. The increase of $0.2 million is attributable primarily to the administrative costs associated with being a publicly-traded company, including directors’ fees and expenses and higher legal and compliance costs.
     Interest Expense.   There was no interest expense for the three months ended June 30, 2007 and for the three months ended June 30, 2006. We had no debt owing to Westaim after the conversion of the remaining debt of $39.6 million to 3.96 million common shares on January 27, 2006.

     Income Taxes.   Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases. We have net operating loss carry forward for income tax purposes of approximately $36.3 million at June 30, 2007 compared to $30.4 million at June 30, 2006 and unclaimed scientific research and experimental development expenditures of approximately $7.5 million at June 30, 2007 compared to $5.3 million at June 30, 2006 that can be used to offset taxable income, if any, in future periods. We also have accumulated capital losses of approximately $2.0 million at June 30, 2007 compared to $1.9 million at June 30, 2006 as well as research and development tax credits of approximately $3.9 million at June 30, 2007 compared to $2.7 million at June 30, 2006. These recognized losses and credits have been fully offset by a valuation allowance. The net operating losses and research and development tax credits will expire at various times starting in 2028.
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
Six Months Ended June 30, 2007 and June 30, 2006
     Revenue.   Total revenue which consists of wound care product revenue for the six months ended June 30, 2007 was $11.3 million compared to $12.5 million for the six months ended June 30, 2006. No milestone payments were earned in the six months ended June 30, 2007 or in the six months ended June 30, 2006. Wound care product revenue which consists of royalty revenues and manufacturing cost reimbursements from Smith & Nephew decreased approximately 9.5% to $11.3 million for the six months ended June 30, 2007 compared to $12.5 million for the six months ended June 30, 2006 due to decreased orders from Smith & Nephew.
     Manufacturing Costs.   Manufacturing costs for the six months ended June 30, 2007 were $7.1 million compared to $8.3 million for the six months ended June 30, 2006. The decrease of $1.2 million, or 14.2%, is attributable primarily to lower production volumes of Acticoat™ wound care products shipped to Smith & Nephew driven by decreased orders received from Smith & Nephew. In 2006, Smith & Nephew engaged in a program to increase world-wide Acticoat™ inventory levels to support its Acticoat™ sales growth. This program was completed in 2006 and we do not expect Smith & Nephew to build further inventory levels of Acticoat™ in 2007.

     Gross Margin.   Gross margin for the six months ended June 30, 2007 was $4.2 million or 37.0% compared to $4.2 million or 33.6% for the six months ended June 30, 2006. We recognize manufacturing revenue when we ship product to Smith & Nephew and recognize royalty income when Smith & Nephew sells our products to its customers. Consequently, our gross margin percent may vary from period to period due to differences in timing of when we ship product to Smith & Nephew and when Smith & Nephew sells product to its customers. In the six months ended June 30, 2007, we shipped lower volumes of Acticoat™ products to Smith & Nephew as compared to the six months ended June 30, 2006, due in part to the completion of Smith & Nephew’s program to increase world-wide inventory levels in 2006. However, our royalty revenues received from Smith & Nephew over the same period remained constant. The combination of constant royalty revenues and lower volumes of product shipped resulted in a higher gross margin percent for the six months ended June 30, 2007 as compared to the percent for the six months ended June 30, 2006.
     Research and Development Costs.   Research and development costs for the six months ended June 30, 2007 were $3.7 million compared to $6.3 million for the six months ended June 30, 2006. The decrease of $2.6 million from 2007 to 2006 is due to the fact that, in the third quarter of 2006, we completed the only clinical study we had underway, our Phase 2 dermatological study, and no new studies have been initiated in 2007.
     General and Administrative Costs.   General and administrative costs for the six months ended June 30, 2007 were $3.9 million compared to $3.3 million for the six months ended June 30, 2006. The increase of $0.6 million is attributable primarily to the administrative costs associated with being a publicly-traded company, including directors’ fees and expenses and higher legal and compliance costs.
     Interest Expense.   There was no interest expense for the six months ended June 30, 2007 compared to the interest expense of $0.3 million for the six months ended June 30, 2006. Interest expense decreased because we had no debt owing to Westaim after the conversion of the remaining debt of $39.6 million to 3.96 million common shares on January 27, 2006.
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
     We were indebted to Westaim for a term loan in the amount of $39.6 million, which bore interest at a rate of 10% per annum. On January 27, 2006, this debt was converted to 3.96 million common shares at $10.00 per share. As a result, we no longer owe any debt to Westaim and at June 30, 2007, Westaim owned 74.7% of our common shares.
     At the end of the third quarter of 2005, we began construction of an expansion of our Fort Saskatchewan production facility with an estimated cost of approximately $5.7 million. We expect to substantially complete the expansion during the third quarter of 2007. We intend to continue pharmaceutical product development and expect to have increased working capital requirements to the extent we are successful in increasing our revenues. In addition, we expect to have capital expenditures of approximately $1.0 million for pharmaceutical development capital equipment in 2007. At June 30, 2007, we had cash and cash equivalents of $20.2 million, compared to $18.9 million at December 31, 2006.
     Three Months Ended June 30, 2007 and June 30, 2006
     Cash provided by operations amounted to $0.5 million for the three months ended June 30, 2007 and cash used in operations amounted to $1.7 million for the three months ended June 30, 2006. Cash from operations in the three months ended June 30, 2007 and 2006 did not include milestone revenue. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers.

     Cash used in investing activities amounted to $0.7 million for the three months ended June 30, 2007 compared to cash provided from investing activities of $4.5 million for the three months ended June 30, 2006. There were no purchases of short-term investments in the three months ended June 30, 2007, whereas the most significant use of cash in the three months ended June 30, 2006, was for the purchase of short-term investments in the amount of $8.3 million offset by maturity of short-term investments of $14.4 million. Capital expenditures were $0.7 million for the three months ended June 30, 2007 and $1.6 million for the three months end June 30, 2006. The higher capital spending in the three months ended June 30, 2006 was due to a major production expansion at our manufacturing facility in Fort Saskatchewan, Alberta. We expect to substantially complete this expansion during the third quarter of 2007.
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
     Cash provided from financing activities amounted to $0.8 million for the three months ended June 30, 2007 as compared to $0.1 million for the three months ended June 30, 2006. The increase of $0.7 million relates primarily to proceeds received from the Westaim Corporation as compensation for our agreement to surrender a portion of the space we lease from Westaim to facilitate the sale of the Fort Saskatchewan, Alberta buildings of which we are a tenant. Proceeds from the issuance of common shares were nil in the three months ended June 30, 2007 and $0.1 million for the three months ended June 30, 2006.
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
     Six Months Ended June 30, 2007 and June 30, 2006
     Cash provided by operations amounted to $0.3 million for the six months ended June 30, 2007 compared to cash used in operations of $7.4 million for the six months ended June 30, 2006. Cash from operations in the six months ended June 30, 2007 and 2006 did not include milestone revenue. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers.
     Cash used in investing activities amounted to $1.3 million for the six months ended June 30, 2007 and $10.6 million for the six months ended June 30, 2006. No short term securities were purchased in the six months ended June 30, 2007, whereas the most significant use of cash in the six months ended June 30, 2006, was for the purchase of short-term investments in the amount of $22.2 million offset by maturity of short-term investments of $14.4 million. Capital expenditures were $1.2 million for the six months ended June 30, 2007 and $2.7 million for the six months end June 30, 2006. The higher capital spending in the six months ended June 30, 2006 was due to a major production expansion at our manufacturing facility in Fort Saskatchewan, Alberta.

     Cash provided from financing activities amounted to $0.8 million for the six months ended June 30, 2007 as compared to $0.2 million for the six months ended June 30, 2006. The increase of $0.6 million relates primarily to proceeds received from the Westaim Corporation as compensation for our agreement to surrender a portion of the space we lease from Westaim to facilitate the sale of their Fort Saskatchewan, Alberta buildings in which we are a tenant. This increase was offset by proceeds from issuance of common shares as a result of exercises of stock options. Proceeds were nominal in the six months ended June 30, 2007 and were $0.2 million in the six months ended June 30, 2006. We expect to continue to make investments in our product pipeline and to prepare for regulatory approval and commercial launch of new products. Consequently, we expect to incur losses on a quarterly and annual basis for the foreseeable future as we continue to develop and commercialize existing and future products. We also expect to incur increased general and administrative expenses in the future, due in part to the legal, accounting, insurance and other expenses that we will incur as a result of being a public company, and expenses relating to filing, prosecution, defense and enforcements of patent and intellectual property rights.
Contractual Commitments and Obligations at June 30, 2007
     The table on the following page reports commitments and obligations that have been recorded on our condensed consolidated balance sheet as of June 30, 2007. Certain other obligations and commitments, while not required under generally accepted accounting principles (“GAAP”) to be included in the condensed consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Cash Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
	(in millions)
Consolidated Obligations and Commitments
as of June 30, 2007:

Facilities operating leases:
Third Parties	$1.0	$1.6	$1.1	$1.6	$5.3

Purchase Obligations:
Capital	0.3	—	—	—	0.3
Operations	0.5	—	—	—	0.5

Total obligations and commitments	$1.8	$1.6	$1.1	$1.6	$6.1
Off-Balance Sheet Commitments as of June 30, 2007
     As of June 30, 2007, our future minimum commitments and contractual obligations included two facilities operating leases. These items are not required to be recorded on our balance sheet under GAAP. They are disclosed in the table presented above and described more fully in the following paragraphs in order to provide a more complete picture of our financial position and liquidity as of June 30, 2007. Our Fort Saskatchewan, Alberta facility was originally rented from Westaim under two separate leases covering a total of 82,223 square feet of space until May 8, 2007 when Westaim sold the buildings and assigned the leases to The Purchaser. As part of that transaction, Westaim paid us $0.8 million as compensation for entering into agreements to amend the leases to provide that we will surrender portions of the leased premises on our before September 30, 2008, which amending agreements were also assigned to The Purchaser. On June 30, 2007, we entered into a lease surrender agreement with The Purchaser surrendering a portion of the leased premises and adjusting our rent and operating costs accordingly. Our future minimum commitments under the Fort Saskatchewan, Alberta lease are approximately $0.5 million for each of the twelve-month periods commencing from January 1, 2007 to the expiry of the lease. Our Wakefield, Massachusetts offices and laboratory facility are leased from a third party. The lease term began on July 27, 2001 and will expire on July 30, 2009. There are options to extend for two terms of five years each. Our future minimum commitments under the Wakefield, Massachusetts lease are $0.5 million for 2007, $0.4 million for 2008 and $0.2 for 2009 and are included in the table presented above.

     In the normal course of operations, we may provide indemnifications that are contractual terms to counterparties in transactions such as purchase and sale agreements, clinical study agreements, licensing agreements, service agreements, director / officer contracts and leasing transactions. These indemnification agreements may require us to compensate the counterparties for costs incurred as a result of various events, such as litigation claims of statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of the indemnification agreements will vary based upon the agreement, the nature of which prevents us from making a reasonable estimate of the maximum potential amount that we could be required to pay counterparties. Historically, we have not made any payments under such indemnifications and no amounts have been accrued in the consolidated financial statements with respect to these indemnification guarantees. In addition, we have entered into indemnification agreements with our officers and directors.
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

Month Ended	Period End Rate	Period Average Rate	High Rate	Low Rate

2007
January	1.1792	1.1763	1.1824	1.1647
February	1.1700	1.1710	1.1852	1.1586
March	1.1530	1.1682	1.1810	1.1530
April	1.1068	1.1350	1.1583	1.1068
May	1.0701	1.0951	1.1136	1.0701
June	1.0634	1.0651	1.0727	1.0579

2006
January	1.1436	1.1572	1.1726	1.1436
February	1.1379	1.1489	1.1577	1.1379
March	1.1670	1.1573	1.1722	1.1320
April	1.1203	1.1441	1.1718	1.1203
May	1.1027	1.1100	1.1232	1.0989
June	1.1150	1.1137	1.1241	1.0991
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
Changes in internal control over financial reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Fourth Amending Lease Agreement, AIMS I Second Amending Lease Agreement and Letter Agreement entered with The Westaim Corporation — Incorporated by reference as Exhibits 99.1, 99.2 & 99.3 to the current report on Form 8-K filed by NUCRYST Pharmaceuticals Corp. on May 11, 2007

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
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in the town of Wakefield, Massachusetts on August 8, 2007.

NUCRYST Pharmaceuticals Corp.
By:	/s/ Scott H. Gillis
Scott H. Gillis
President and Chief Executive Officer