Form 10-Q/A
period 2007-06-30
NUCRYST Pharmaceuticals Corp.
filed 2007-11-07
CIK 1344674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2007
INDEX

EXPLANATORY NOTE
Part II Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

SIGNATURES
Summary of Employment Arrangement
Letter Agreement
Letter Agreement
Summary Amendments to Letter Agreement
Summary of Non-Employee Director Compensation, As Amended
Deferred Share Unit Plan
Summary of Non-Employee Director Compensation, As Amended
Summary of 2007 Named Executive Performance Targets
Form of Restricted Stock Unit Award Agreement
Section 302 Certification
Section 302 Certification
Section 906 Certification
Section 906 Certification
EXPLANATORY NOTE
     NUCRYST Pharmaceuticals Corp. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed with the U.S. Securities and Exchange Commission (the “Commission”) on August 8, 2007, solely to add Exhibits 10.2 through 10.12, the required disclosure under Part II Item 4 (Submission of Matters to a Vote of Security Holders), Part III Item 5 (Other Information) and Item 6 (Exhibits), all of which was inadvertently omitted, and to correct a typographical error in Items 1A, 2 and 3 of Part II.
     Except as described above, this Amendment No. 1 on Form 10-Q/A does not modify or update any information reported in the original Quarterly Report on Form 10-Q for the quarterly report ended June 30, 2007, and it does not reflect events occurring after the date of filing of that original Quarterly Report. This Form 10-Q/A should be read in conjunction with the Company’s other filings with the Commission subsequent to the filing of the original Quarterly Report.
     We hereby amend and restate Item 1A. (Risk Factors), Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds) and Item 3 (Defaults Upon Senior Securities) of Part II as follows:
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
     We hereby amend and restate Item 4 of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 to provide in its entirety as follows:
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The 2006 Annual General Meeting of the shareholders of NUCRYST Pharmaceuticals Corp. was held on Friday, May 3, 2007 for the following purposes:
(a)	elect directors;

(b)	appoint auditors and authorize the board of directors to fix the auditors’ remuneration; and

(c)	to transact such other business as may properly come before the Meeting, or at any adjournments or postponements thereof
     In addition, at the 2007 Annual General Meeting our shareholders received our audited consolidated financial statements for the year ended December 31, 2006, together with the report of the auditor and independent registered public accounting firm on those financial statements.
     We are not subject to Section 14(a) of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition of management’s solicitations.
     The final vote on the proposals was recorded as follows:
(a)	The slate of six (6) Directors was re-elected in its entirety by the following vote:

Votes for	Against	Withheld
13,878,433	0	268,900
(b)	The appointment of Deloitte & Touche LLP as our auditor and independent registered public accounting firm for the ensuing year was approved by the following vote:

Votes For	Against	Withheld
14,146,833	0	500
     We hereby amend and restate Item 5 of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 to provide in its entirety as follows:
ITEM 5. OTHER INFORMATION
     On May 23, 2007, Mr. Barry M. Heck was appointed as Executive Chair of our board of directors upon terms and conditions approved by our board of directors. Previously, Mr. Heck was the non-Executive Chair of the Company and received no compensation in that capacity due to his previous employment with our controlling shareholder, The Westaim Corporation.
     On June 26, 2007, we entered into a letter agreement with Dr. Paul J. Schechter, effective June 30, 2007 providing for his retirement from the position Vice President, Drug Development and Regulatory Affairs and Chief Medical Officer and amending the terms of Dr. Schechter’s employment to a part time arrangement as a Medical Director with compensation at three hundred dollars ($300) per hour of services performed at the Company’s request up to a maximum of two thousand dollars ($2,000) per day but not to exceed a maximum of twenty thousand dollars ($20,000) in any calendar quarter or the total annual maximum amount of eighty thousand dollars ($80,000) per annum; provided that, in any event, the Company agreed to pay Dr. Schechter a minimum amount of four thousand dollars ($4,000) in any given calendar quarter regardless of whether or not the Company requests the provision of any services during a particular calendar quarter.
     On July 1, 2007, Dr. Katherine Turner, PhD was appointed Vice President, Research and Development. In May 2006, we entered into an employment with Dr. Turner effective June 1, 2006, which was amended on July 1, 2007.
     On June 14, 2007, the Human Resources and Compensation Committee of the Board of Directors approved an amendment to the Company’s Directors Compensation Plan to provide for the payment of a travel fee to non-executive directors in the amount of $2,000 if they must travel by air from another continent to attend a board meeting and in the amount of $1,000 if they must travel by air in North America for more than four hours one-way to attend a board meeting.

     We hereby amend and restate Item 6 of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 to provide in its entirety as follows:
ITEM 6. EXHIBITS
     (a) The following exhibits are filed as part of this quarterly report on Form 10-Q. In addition, Exhibits 10.10 and 10.11 were previously filed with the Commission as noted but were not fully incorporated by reference into the Company’s quarterly and annual reporting. Each of Exhibit 10.10 and 10.11 is, as of this quarterly report, incorporated therein by reference.

Exhibit
Number	Exhibit

10.1	Fourth Amending Lease Agreement, AIMS I Second Amending Lease Agreement and Letter Agreement entered with The Westaim Corporation — Incorporated by reference as Exhibits 99.1, 99.2 & 99.3 to the current report on Form 8-K filed by NUCRYST Pharmaceuticals Corp. on May 11, 2007.

10.2*	Summary of employment arrangement between Registrant and Mr. B.M. Heck, effective May 23, 2007 (filed herewith).

10.3*	Letter Agreement dated June 26, 2007 between the Registrant and Dr. Paul J. Schechter, effective June 30, 2007 (filed herewith)

10.4*	Letter Agreement between Registrant and Dr. Katherine J. Turner dated May 19,2006 (filed herewith)

10.5*	Summary of Amendments made effective July 1, 2007 to Letter Agreement between Registrant and Dr. Katherine J. Turner dated May 19, 2006 (filed herewith)

10.6*	Summary of Non-Employee Director Compensation, as amended effective May 2, 2006 (filed herewith)

10.7*	Deferred Share Unit Plan adopted by Registrant effective March 16, 2006 (filed herewith)

10.8*	Summary of Non-Employee Director Compensation, as amended effective June 14, 2007 (filed herewith).

10.9*	Summary of 2007 Named Executive Performance Targets under Registrant’s variable pay program (filed herewith)

10.10	AIMS I Amending Lease Agreement with The Westaim Corporation, which amended that certain Memorandum of Lease Agreement effective December 1, 2005 – Incorporated by reference as Exhibit 99.1 to the current report on Form 8-K filed by NUCRYST Pharmaceuticals Corp. on December 22, 2006.

10.11*	Form of Director Restricted Stock Unit Award Agreement – Incorporated by reference as Exhibit 99.1 to the current report on Form 8-K filed by NUCRYST Pharmaceuticals Corp. on December 15, 2006.

10.12*	Form of Restricted Stock Unit Award Agreement – Executive Officer (filed herewith)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management compensatory plan, contract or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Nucryst Pharmaceuticals Corp.
By:	/s/ Carol L. Amelio
Carol L. Amelio
Vice President, General Counsel and Corporate Secretary

DATE: November 7, 2007