Form 10-Q
period 2007-09-30
NUCRYST Pharmaceuticals Corp.
filed 2007-11-07
CIK 1344674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007

Common Shares	18,363,063 shares

In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our unaudited interim condensed consolidated financial statements included elsewhere in this Form 10-Q, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the September 28, 2007 noon buying rate reported by the Federal Reserve Bank of New York, being U.S. $1.00=C $0.9959.

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
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results and other circumstances and events to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those factors and assumptions described under “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q, in our annual report on Form 10-K for the year ended December 31, 2006 and the following:
•	our ability to succeed in the initiation, timing, funding, progress and results of our preclinical and clinical trials, research and development programs;

•	our reliance on and ability to succeed in maintaining our relationship with Smith & Nephew plc;

•	our reliance on sales of Acticoat™ products with our SILCRYST™ coatings by Smith & Nephew plc;

•	our ability to achieve cost savings sufficient to substantially or to completely offset the manufacturing cost rebate we have agreed to pay Smith & Nephew;

•	competitive companies, technologies and products;

•	our ability to successfully implement our business model, strategic plans for our business, product candidates and technology;

•	our ability to successfully file supplementary 510(k) applications to broaden the indications cleared for our NPI 32101 barrier cream and obtain clearance from the U.S Food and Drug Administration (FDA), as well as other applicable filings with the European Union and Canadian authorities;

•	our ability to succeed at establishing a successful commercialization program for our NPI 32101 barrier cream through corporate collaborations or otherwise;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	our ability to comply with applicable governmental regulations and standards;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance;

•	changes in regulation or tax laws applicable to us;

•	changes in accounting policies or practices;

•	changes in general economic conditions;

•	other risks and uncertainties that have not been identified at this time; and

•	management’s response to these factors.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of U.S. dollars, except share data)

	September 30	December 31
	2007	2006

ASSETS

Current
Cash and cash equivalents	$20,429	$18,926
Accounts receivable (note 4)	10,700	7,041
Inventories (note 5)	5,902	7,297
Other (note 4)	1,596	327

	38,627	33,591

Restricted cash	136	135
Capital assets — net (note 6)	12,258	11,350
Intangible assets — net (note 7)	846	816

	$51,867	$45,892

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (note 4)	$8,205	$2,261
Accounts payable and accrued liabilities to related party	136	45
Deferred lease inducement	110	—

	8,451	2,306

Long term deferred lease inducement	747	—

	9,198	2,306

Guarantees (note 12)

Shareholders’ equity
Common shares no par value, unlimited shares authorized:
issued and outstanding - 18,363,063 and 18,309,613 shares at September 30, 2007 and December 31, 2006, respectively (note 10)	82,759	82,672
Additional paid-in capital	940	482
Accumulated other comprehensive income (loss)	257	(5,490)
Accumulated deficit	(41,287)	(34,078)

Total shareholders’ equity	42,669	43,586

	$51,867	$45,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Thousands of U.S. dollars, except share data)

				Accumulated
			Additional	Other		Total	Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Number	Stated Amount	Capital	Income	Deficit	Loss	Equity

December 31, 2006	18,309,613	$82,672	$482	$(5,490)	$(34,078)		$43,586

Issuance of common shares in connection with restricted shares and exercises of stock options	53,450	87	—	—	—	$—	87
Stock-based compensation	—	—	458	—	—	—	458
Foreign currency translation adjustments	—	—	—	5,747	—	5,747	5,747
Net loss	—	—	—	—	(7,209)	(7,209)	(7,209)

September 30, 2007	18,363,063	$82,759	$940	$257	$(41,287)	$(1,462)	$42,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of U.S. dollars, except share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Revenue
Wound care product revenue (note 4)	$2,525	$7,309	$13,857	$19,830
Milestone revenue (note 4)	5,000	—	5,000	—

Costs
Manufacturing	3,841	4,985	10,975	13,303
Research and development	1,191	2,984	4,849	9,300
General and administrative	2,529	1,613	6,382	4,911
Depreciation and amortization	87	107	261	344
Write down of capital assets (note 6)	1,173	—	1,173	—

Loss from operations	(1,296)	(2,380)	(4,783)	(8,028)

Foreign exchange (loss) gain	(1,248)	16	(3,002)	(1,407)
Interest income	195	232	576	881
Interest expense (note 9)	—	—	—	(310)

Loss before income taxes and cumulative effect of a change in accounting principle	(2,349)	(2,132)	(7,209)	(8,864)
Current income tax recovery (expense)	—	4	—	(28)

Loss before cumulative effect of a change in accounting principle	(2,349)	(2,128)	(7,209)	(8,892)
Cumulative effect of a change in accounting principle (note 3)	—	—	—	(7)

Net loss	$(2,349)	$(2,128)	$(7,209)	$(8,899)

Loss per common share (note 11)
Net loss — basic and diluted	$(0.13)	$(0.12)	$(0.39)	$(0.50)

Weighted average number of common shares outstanding:
- basic	18,340,647	18,283,567	18,323,788	17,850,787
- diluted	18,340,647	18,283,567	18,323,788	17,850,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
CONDENSED CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)
(Thousands of U.S. dollars)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Operating activities
Net loss	$(2,349)	$(2,128)	$(7,209)	$(8,899)
Items not affecting cash
Depreciation and amortization	422	418	1,230	1,260
Stock-based compensation expense	198	120	533	349
Amortized lease inducement	(26)	—	(43)	—
Write down of capital assets	1,173	—	1,173	—
Foreign exchange loss	—	(35)	—	(356)
Cumulative effect of a change in accounting principle	—	—	—	7
Changes in non cash working capital
Accounts receivable	(5,330)	(2,404)	(2,870)	(1,875)
Inventories	1,521	328	2,485	(243)
Other	(1,029)	290	(1,202)	(283)
Accounts payable and accrued liabilities	5,153	(298)	5,763	(1,297)
Accounts payable and accrued liabilities to related party	(283)	(657)	(105)	(456)

Cash used in operating activities	(550)	(4,366)	(245)	(11,793)

Investing activities
Restricted cash	—	(1)	(1)	(4)
Purchase of short-term investments	—	—	—	(22,191)
Maturity of short-term investments	—	8,342	—	22,748
Capital expenditures	(358)	(1,678)	(1,584)	(4,346)
Intangible assets	(8)	(14)	(56)	(121)

Cash (used in) provided from investing activities	(366)	6,649	(1,641)	(3,914)

Financing activities
Issuance of common shares	—	87	12	250
Deferred lease inducement	—	—	822	—

Cash provided from financing activities	—	87	834	250

Effect of exchange rate changes on cash and cash equivalents	1,144	(40)	2,555	731

Net increase (decrease) in cash and cash equivalents	228	2,330	1,503	(14,726)
Cash and cash equivalents at beginning of period	20,201	18,845	18,926	35,901

Cash and cash equivalents at end of period	$20,429	$21,175	$20,429	$21,175

Cash and cash equivalents is comprised of:
Cash	$4,311	$1,125	$4,311	$1,125
Cash Equivalents	$16,118	$20,050	$16,118	$20,050

Supplemental disclosure of cash flow information:
Non-cash capital asset additions included in accounts payable and accrued liabilities at end of period	$65	$181	$65	$181
Cash paid for interest	$—	$—	$—	$310
Cash paid for income taxes	$—	$—	$—	$72

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the nine months ended September 30, 2007 and 2006
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

Advanced wound care products with the Corporation’s SILCRYST™ coatings were developed and sold by the Corporation under the Acticoat™ trademark until May 2001 when a series of agreements were completed with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under the original agreements, the Corporation licensed to Smith & Nephew the exclusive right to market, distribute and sell products with SILCRYST™ coatings for use on non-minor skin wounds and burns in humans world-wide. The Corporation also sold various assets to Smith & Nephew, including the Acticoat™ trade name and trademark, various regulatory approvals and certain manufacturing equipment, that the Corporation then leased back. Under the original agreements, the Corporation manufactures these products and supplies them exclusively to Smith & Nephew and has agreed to work with Smith & Nephew to develop new Acticoat™ wound care products made with the Corporation’s SILCRYST™ coatings. Smith & Nephew markets and sells products with the Corporation’s SILCRYST™ coatings under its Acticoat™ trademark. On September 30, 2007 the Corporation signed amended agreements with Smith & Nephew. A summary of material changes to the agreements is included in Note 4.

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

The unaudited interim condensed consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). They do not include all information and notes required by GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited interim condensed consolidated financial statements are the same as those described in the Corporation’s audited consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2006, except for deferred lease inducement (Note 3), agreements with Smith & Nephew (Note 4) and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (Note 8).

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the nine months ended September 30, 2007 and 2006
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

The Corporation believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the nine months ended September 30, 2007 are not necessarily indicative of financial results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Corporation’s annual consolidated financial statements for the year ended December 31, 2006.

These condensed consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, NUCRYST Pharmaceuticals Inc., which was incorporated in 1998 under the laws of the state of Delaware. All intercompany balances and transactions have been eliminated during consolidation.

3.	SIGNIFICANT ACCOUNTING PRINCIPLES

Accumulated other comprehensive income (loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss).

Other comprehensive income (loss) consists of foreign currency translation adjustments for the period, which arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive income of $257 at September 30, 2007 (December 31, 2006 loss – $5,490) consists of foreign currency translation adjustments.

Deferred lease inducement

Deferred lease inducement represents a lease allowance received from the Parent and is amortized over the term of the lease using the straight line method. During the second quarter of 2007, the Corporation received $822 from the Parent related to its Fort Saskatchewan facility. There was a foreign exchange adjustment of $55 for the three months ended September 30, 2007 and $78 for the nine months ended September 30, 2007. For the three and nine months ended September 30, 2007, amortization of $26 and $43 respectively was recorded as a reduction of general and administrative expenses.

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

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the nine months ended September 30, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
3.	SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Recently adopted and pending accounting pronouncements

FIN 48

On January 1, 2007, the Corporation adopted the provisions of FIN 48 that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Corporation recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit. The adoption of FIN 48 did not result in a material impact on the Corporation’s financial position or results of operations (Note 8).

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

EITF 07-3

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-3, “Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of 2008. The Corporation is currently evaluating the impact EITF 07-3 will have on its consolidated financial statements.

4.	AGREEMENTS WITH SMITH & NEPHEW

On September 30, 2007, the Corporation and Smith & Nephew signed amended agreements for the sale to Smith & Nephew of Acticoat™ wound care dressings manufactured by the Corporation. The new agreements amended the criteria for the achievement of sales milestones that resulted in a $5,000 sales milestone earned by the Corporation in the third quarter of 2007. The cost to manufacture Acticoat™ products was previously fully reimbursed by Smith & Nephew to the Corporation. The cost recovery structure has been amended so that the parties will annually come to an agreement on the fixed overhead costs and direct costs for manufacturing these products. A manufacturing cost rebate of $4,500, relating to 2007, became due to Smith & Nephew on September 30, 2007 under the terms of the agreements. The Corporation has also committed to similar payments of $4,500 in each of the years 2008 and 2009. The manufacturing cost rebate is recorded as a reduction in wound care product revenue. After 2009, additional amounts may become due under the terms of the agreements.

Milestone revenue for the three and nine months ended September 30, 2007 was $5,000 (2006 - $Nil) with a corresponding increase in accounts receivable. Wound care product revenue for the three and nine months ended September 30, 2007 was reduced by $3,375 (2006 — $Nil) with an increase of $1,125 (2006 — $Nil) to other assets and an increase of $4,500 (2006 — $Nil) to accounts payable relating to the 2007 manufacturing cost rebate.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the nine months ended September 30, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
5. INVENTORIES

	September 30, 2007	December 31, 2006

Raw materials	$3,887	$3,888
Materials in process	893	649
Finished product	1,122	2,760

	$5,902	$7,297

6.	CAPITAL ASSETS

During the third quarter of 2007, certain capital assets previously used for the production of wound care dressings and NPI 32101 powder were replaced by existing production equipment that runs more efficiently and economically. As a result, the Corporation recorded a write down of the obsolete equipment in an amount of $1,173.

7.	INTANGIBLE ASSETS

	September 30, 2007	December 31, 2006

Patents and trademarks	$2,611	$2,180
Less accumulated amortization	(1,765)	(1,364)

	$846	$816

Amortization related to intangible assets for the three months ended September 30, 2007 was $45 (2006 — $54) and for the nine months ended September 30, 2007 was $151 (2006 — $160).
Estimated future amortization expense of intangible assets at September 30, 2007 is as follows:

2007 (remaining 3 months)	$56
2008	193
2009	165
2010	142
2011	106
Thereafter	184

Total	$846

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the nine months ended September 30, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
8.	INCOME TAXES

The Corporation adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Corporation’s beginning tax positions. The Corporation continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As at January 1, 2007 and September 30, 2007, the Corporation did not have any unrecognized tax benefits.

The Corporation files federal and provincial income tax returns in Canada and its U.S. subsidiary files federal and state income tax returns in the U.S. The Corporation is generally no longer subject to federal and provincial income tax examinations by Canadian tax authorities for years before 2001 and to federal and state income tax examinations by U.S. tax authorities for years before 2003. The Canada Revenue Agency (“CRA”) commenced an examination of the Corporation’s Canadian income tax returns for 2001 and 2002 in the second quarter of 2005 that is anticipated to be completed by the end of 2007. As of September 30, 2007, the CRA has not made any proposed adjustments to the Corporation’s tax positions. Management does not anticipate that adjustments, if any, which may be proposed by the CRA would result in a material change to its financial position.

The Corporation recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and nine months ended September 30, 2007 and 2006, there was no such interest or penalties.

9.	INDEBTEDNESS TO RELATED PARTY

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

10.	SHARE CAPITAL

Stock-based compensation plans

The Corporation maintains an equity incentive plan for employees under which stock options, SARs and restricted share units (“RSUs”) may be granted for up to 2,200,000 common shares of the Corporation. A total of 664,938 common shares were available for grant under the Corporation’s stock-based compensation plans as of September 30, 2007. The exercise price of each stock option, SAR and RSU is set at an amount not less than the market value of the common shares of the Corporation at the time of grant. Prior to the initial public offering, the market value of the common shares was determined by the Parent at the time of issuance of each stock option, SAR and RSU. Stock options and SARs vest evenly over a three-year period and expire ten years from the date of grant. RSUs vest evenly over a period between two to three years. Awards that expire or are forfeited generally become available for issuance under the plan.

Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2007 was $198 (2006 — $120) and was included in general and administrative expense. Stock-based compensation expense consisted of $130 (2006 — $120) related to director and employee stock options and $68 (2006 — $Nil) related to RSUs and SARs, with a corresponding increase in additional paid-in capital (“APIC”) of $133 (2006 — $144) and share capital of $65 (2006 — $Nil). Total stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2007 was $533 (2006 — $317) and was included in general and administrative expense. Stock-based compensation expense consisted of $406 (2006 — $311) related to director and employee stock options and $127 (2006 — $6) related to RSUs and SARs, with a corresponding increase in additional paid-in capital of $458 (2006 — $335), share capital of $75 (2006 — $Nil) and accounts payable and accrued liabilities of $Nil (2006 — $6).

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the nine months ended September 30, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
10.	SHARE CAPITAL (continued)

A summary of the status of the Corporation’s stock option plans as at September 30, 2007 and 2006 and changes during the three and nine months ended on those dates is presented below:

			Weighted Average Exercise Price
	Number of Options		(CDN$)
For the three months ended September 30	2007	2006	2007	2006

Balance at beginning of period	1,043,873	775,125	$5.03	$5.16
Granted	500,486	24,107	2.56	15.47
Exercised	—	(31,778)	—	3.09
Forfeited	(215,360)	(2,753)	3.71	7.10

Balance at end of period	1,328,999	764,701	$5.48	$5.57

			Weighted Average Exercise Price
	Number of Options		(CDN$)
For the nine months ended September 30	2007	2006	2007	2006

Balance at beginning of period	766,352	713,770	$5.75	$3.47
Granted	808,649	190,581	2.91	14.60
Exercised	(4,540)	(92,278)	3.08	3.08
Forfeited	(241,462)	(47,372)	4.43	15.08

Balance at end of period	1,328,999	764,701	$5.48	$5.57

Options granted prior to January 1, 2006 were denominated in Canadian dollars while options granted on or after January 1, 2006 are denominated in U.S. dollars. Options granted in U.S. dollars in the third quarter of 2007 totaled 500,486 with a weighted average exercise price of U.S. $2.56. For the nine months ended September 30, 2007, options granted in U.S. dollars totaled 808,648 with a weighted average exercise price of U.S. $2.91. The exercise price has been converted to Canadian dollars for reporting purposes at the period-end exchange rate.
The weighted average remaining contractual life of options outstanding at September 30, 2007 was 7.8 years.
The Corporation had no SARs outstanding at September 30, 2007 and December 31, 2006. During the three months ended September 30, 2006, no SARs were exercised and 2,270 SARs were forfeited. For the nine months ended September 30, 2006, 10,376 SARs were exercised and were settled with 7,610 shares of the Corporation. As a result, share capital was increased by $83 for the nine months ended September 30, 2006, with a corresponding reduction in accounts payable and accrued liabilities.
The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions are noted in the table below. The Corporation’s common shares have a public trading history of only twenty-one months. As a result, certain assumptions for options granted prior to 2007 were based on assumptions used by the Parent company to value its stock-based compensation expense. The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders. The weighted average fair value of options granted in the three months ended September 30, 2007 was CDN$1.85 (2006 – CDN$9.70) and for the nine months ended September 30, 2007 was CDN$2.19 (2006 – CDN$9.00). As of September 30, 2007, total compensation cost related to nonvested stock options not yet recognized was $1,852, which is expected to be recognized over the next 36 months on a weighted-average basis.
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
For the nine months ended September 30, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
10. SHARE CAPITAL (continued)

	Three and nine months ended September 30
Stock options	2007	2006

Expected volatility	66.3%	58.1%
Dividend yield	—	—
Expected life	7 years	7 years
Risk free rate	4.63%	3.89%
Certain directors and executives were granted 1,000 RSUs and 15,000 RSUs were forfeited for the three months ended September 30, 2007 and 40,700 RSUs were granted and 15,000 RSUs were forfeited for the nine months ended September 30, 2007. The RSUs vest evenly over a period between two to three years. Unvested RSUs are subject to forfeiture upon termination from the board.
A summary of the Corporation’s non-vested RSUs as at September 30, 2007 and changes during the three and nine months ended on those dates is presented below:

		Weighted-Average
		Grant Date
For the three months ended September 30	Number of RSUs	Fair Value

Balance at beginning of period	48,700	$3.74
Granted	1,000	2.13
Forfeited	(15,000)	4.08

Balance at end of period	34,700	$3.55

		Weighted-Average
		Grant Date
For the nine months ended September 30	Number of RSUs	Fair Value

Balance at beginning of period	9,000	$3.85
Granted	40,700	3.68
Forfeited	(15,000)	4.08

Balance at end of period	34,700	$3.55

Compensation expense recorded for the three months ended September 30, 2007 related to non-vested RSUs was $3 (2006 — $Nil) and for the nine months ended was $52 (2006 — $Nil), with a corresponding increase in APIC. At September 30, 2007 total unrecognized non-cash stock-based compensation expense related to non-vested RSUs was $66 which is expected to be recognized over the remaining vesting period of between two and three years. The Corporation measures fair value of the non-vested RSUs based upon the market price of its common stock as of the date of grant.
During the three months ended September 30, 2007, 38,910 fully vested RSUs with a fair value of $65 were granted to new directors and executives resulting in compensation expense of $65 with a corresponding increase in share capital. During the nine months ended September 30, 2007, 48,910 fully vested RSUs with a fair value of $75 were granted to new directors and executives resulting in a compensation expense of $75 with a corresponding increase in share capital.
11.	LOSS PER SHARE

In calculating loss per share under the treasury stock method, the numerator remains unchanged from the basic loss per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income.

The impact of all dilutive securities on loss per share is anti-dilutive for the three and nine months ended September 30, 2007. Dilutive securities, relating to stock based compensation plans, including the dilutive impact of all outstanding options, SARs and RSUs, totaled 42,778 for the third quarter of 2007 (2006 – 480,936) and 395,345 (2006 – 466,905) for the nine months ended September 30, 2007.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the nine months ended September 30, 2007 and 2006
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)
12.	GUARANTEES

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

13.	SEGMENTED INFORMATION

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
a)	Assets by geographic segment

	September 30, 2007	December 31, 2006

Canada	$41,928	$42,440
United States	9,939	3,452

	$51,867	$45,892

b)	Capital assets and intangible assets by geographic segment

	September 30, 2007	December 31, 2006

Canada	$12,289	$11,130
United States	815	1,036

	$13,104	$12,166

All of the Corporation’s revenues in the nine months ended September 30, 2007 and 2006 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This management’s discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2006 and our unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2007, including the related notes, included elsewhere in this quarterly report. Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Some of the information detailed in this discussion and analysis contain forward-looking statements that involve substantial risks and uncertainties, such as statements of our plans, expectations and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” included elsewhere in this quarterly report.
Overview
     We develop, manufacture and commercialize innovative medical products that fight infection and inflammation based on our noble metal nanocrystalline technology. Our patented technology enables us to convert silver’s microcrystalline structure into an atomically disordered nanocrystalline coating. We believe that this conversion can enhance silver’s natural antimicrobial properties and that currently marketed products with our SILCRYST™ coatings meet important patient needs. In addition, our nanocrystalline silver has exhibited potent anti-inflammatory properties in preclinical studies. We produce our nanocrystalline silver as a coating for medical devices under the trademark SILCRYST™ and as a powder for use as an active pharmaceutical ingredient, or API, which we refer to as NPI 32101.
License and Supply Agreements
     We have developed and received regulatory clearance to market four products using our SILCRYST™ coating for the advanced wound care market. In May 2001, we licensed to Smith & Nephew plc (“Smith & Nephew”), a global medical device company, the exclusive worldwide right to market, distribute and sell products using our SILCRYST™ coatings technology in products that are designed and indicated solely for the prevention, protection and/or treatment of non-minor dermal wounds or burns in humans (the “Field”), including improvements to those products, and any new products with our SILCRYST™ coating in the Field. We also sold various assets to Smith & Nephew in connection with the license and supply agreements, including the Acticoat™ trade name and trade mark, various regulatory approvals and certain manufacturing equipment, which we lease back. Under the supply agreement we manufacture Acticoat™ products and supply them to Smith & Nephew, as well as any new products to which we mutually agree.
     On September 30, 2007, we entered into amended license and supply agreements with Smith & Nephew. We believe that the advanced wound care market, including the silver dressing segment, has become significantly more competitive since the original agreements had been signed in 2001. Both parties recognized the need to restructure the agreements to better enable the parties to work jointly and individually to support both the continued growth of Acticoat™ products and our respective businesses in the context of increasing competitive pressures. Pursuant to the amended agreements, a non-compete clause in the original agreements was deleted to allow Smith & Nephew to broaden their wound care dressings product line to include other forms of silver. In exchange, Smith & Nephew’s exclusive license was limited in the new agreements to existing Acticoat™ products and such new wound care or burn products that the parties agree to develop together using our nanocrystalline silver technology. As well, under the new agreements, we are now entitled to develop our own wound care and burn products using our nanocrystalline silver technology provided that we offer the new products to Smith & Nephew first. If Smith & Nephew declines the new products, we are then free to pursue the commercialization of the products in any manner we choose.
     Smith & Nephew markets products with our SILCRYST™ coating in over 30 countries around the world, including the United States, under its Acticoat™ trademark. Under the agreements, we manufacture these products and supply them to Smith & Nephew. Acticoat™ products using SILCRYST™ coatings are used for a wide variety of wound types by hospitals, clinics, burn centers, doctors’ offices, home healthcare agencies and nursing homes. We believe that the demand for Acticoat™ products with our SILCRYST™ coatings licensed to Smith & Nephew is and will be driven by demographic factors, including population aging, the incidence of medical conditions such as diabetes and obesity; by the displacement of traditional wound care products that we believe are clinically less effective than products using our SILCRYST™ coatings; by the introduction of Acticoat™ products using our SILCRYST™ coatings to new countries and for new applications; and by the degree to which Smith & Nephew is successful in selling and marketing these products in view of increasing competition from other silver-based wound care products, including any such products that Smith & Nephew may now introduce pursuant to its new freedom to do so under our amended agreements.
Revenue Recognition
     Our results of operations currently depend solely on Acticoat™ product sales generated by Smith & Nephew, which is our only customer. Revenues under our amended license and supply agreements with Smith & Nephew consist of manufacturing cost reimbursements on a fixed price basis, royalties, payments upon the achievement of specified milestones and reimbursement of a portion of the costs we incur in connection with the development of and improvement to SILCRYST™ coated products covered by the agreements. Smith & Nephew previously reimbursed us for our fully allocated costs of manufacturing the products we sell to them, including both direct and indirect costs. Under the new agreements, effective January 1, 2007, the manufacturing cost recovery structure has been amended to recovery of a fixed overhead charge plus all direct costs incurred in manufacturing Acticoat™ products, including direct material, direct labor, labeling, testing and packaging. This pricing mechanism will be used to establish the unit prices that we will charge for each Acticoat™ product we supply to Smith & Nephew until the end of 2009. Unit prices will be set at the beginning of each year based on Smith & Nephew’s product forecast and may only be increased, with Smith & Nephew’s agreement, for any actual cost increases we incur that are outside our reasonable control and which increased are capped at the amount by which the local level of inflation has increased. The overhead component of the unit pricing mechanism has been fixed at a minimum floor amount equal to all indirect costs we incur in 2007 related to the manufacture of Acticoat™ products, including administration, labor, rent, insurance, utilities, repairs and quality control. This fixed floor amount is payable by Smith & Nephew in each of 2007, 2008 and 2009 regardless of the actual volume of Acticoat™ products ordered by Smith & Nephew and regardless of any actual overhead cost savings we achieve in those years. The new agreements provide for a reconciliation process such that if we have not received sufficient orders to cover the fixed overhead charge by a certain date each year, we are entitled to immediately invoice Smith & Nephew for the difference. On the other hand, if we have received orders in excess of that which is required to cover the fixed overhead charge by certain dates, Smith & Nephew is entitled to immediately invoice us for the difference. In any event, actual overhead will be reconciled at December 31 of each year.
     As part of the new pricing mechanism, we agreed to pay Smith & Nephew an annual manufacturing cost rebate in the amount of $4.5 million in each of 2007, 2008 and 2009 in anticipation of annual reductions we intend to achieve in our cost of goods manufactured for Smith & Nephew over the same time period. We recognize the manufacturing cost rebate as a reduction to wound care product revenue. We plan to achieve actual reductions in our overhead costs over the remainder of 2007 and through 2009 which we expect will substantially and possibly even completely offset the impact of the manufacturing cost rebate on our wound care product revenues received from Smith & Nephew. In addition, if we are able to achieve cost savings such that our actual total cost of goods manufactured for Smith & Nephew in any of the three years is less than eighteen percent of net sales of Acticoat™ products, we have agreed to reimburse Smith & Nephew seventy percent of the amount by which our total cost of goods manufactured differs from the eighteen percent of net sales. In 2010, the revised agreements contemplate that we will determine a new cost recovery structure that takes into account actual cost savings we achieve in the previous three years.
     Our manufacturing costs are recorded both as expense and revenue items on the consolidated statement of operations to the extent they are directly reimbursable by Smith & Nephew. Reductions in overhead costs will be reflected as a reduction of expense and may benefit our gross margin upon shipment to Smith & Nephew. In addition, although we are required to fund the up-front costs of capital expenditures to acquire equipment used to manufacture Acticoat™ products, we are entitled under our agreements to recoup those costs over time through reimbursement for depreciation expense. At the end of the third quarter of 2005, based on Smith & Nephew’s demand forecasts, we began construction of an expansion of our Fort Saskatchewan facility with an estimated cost of approximately $5.7 million. As of September 30, 2007, this expansion is substantially complete. Under the previous agreements, we would not have been entitled to begin recouping these costs over time from Smith & Nephew through reimbursement for depreciation expense until we began using the equipment to product Acticoat™ products. At the current rate of Acticoat™ product sales growth, we did not anticipate needing the new manufacturing capacity as early as we expected when we undertook the expansion and possibly not for the foreseeable future, such that we did not expect to be in a position to begin recovering depreciation expense from Smith & Nephew for some time. However, under the new amended agreements, commencing January 1, 2008, we will be entitled to include partial depreciation of the new production facility and equipment in the cost of goods sold to Smith & Nephew. Once we begin using the equipment to produce Acticoat™ products, inclusion of full depreciation in the cost of goods sold to Smith & Nephew will commence (subject to any proportionate use we make of the equipment for our own purposes).

     The royalty rates under the new agreements have been maintained except for the elimination of a supplemental royalty that was payable to us only if certain gross profit margins were achieved on sales of Acticoat™ products over a specified threshold. We record our royalty revenues upon the sale of our products by Smith & Nephew to its customers. Our royalty revenue varies in proportion to increases or decreases in Smith & Nephew’s sales of its Acticoat™ products. In that regard, Smith & Nephew has authority to unilaterally determine the selling price for its Acticoat™ products. Moreover, although Smith & Nephew has agreed to use reasonable commercial efforts to market Acticoat™ products, Smith & Nephew is not required to purchase any significant amount of product from us. In May 2004, in accordance with the agreements, the contractual royalty rate increased and from that date has remained and, under the terms of the agreements, is to remain constant for the life of the new agreements, subject only to: (i) the possibility of a negotiated arbitrator-awarded reduction in royalty rates on sales in countries where patent protection has been lost and a competing product is being sold that would have infringed our patent rights had they been in effect; (ii) the possibility of a negotiated reduction in royalty rates on sales of a particular Acticoat™ product where Smith & Nephew does not realize industry standard gross profit margins on sales of such products; or (iii) a reduced royalty rate in respect of sales of Acticoat™ products in certain countries, including the United States, upon the expiration of patent rights to our SILCRYST™ coating in such country. Upon the expiration of certain patents beginning in 2014, we may be required to implement royalty reductions in respect to certain products in certain countries in which the patents have expired. It is also possible that, from time to time, certain products may fall within category (ii) above on a temporary basis and, while we are not obligated to agree to royalty reductions in those circumstances, we may choose to do so if we determine it is appropriate under the circumstances.
     On November 1, 2007, Smith & Nephew reported its third quarter 2007 results for wound care. Smith & Nephew reported Acticoat™ sales growth of 11% in the third quarter of 2007 as compared to Acticoat™ sales growth of 1% in the third quarter of 2006. However, we believe that market conditions in the advanced wound care market, including the silver dressing segment, have become more competitive due in part to increased competition and customer cost containment efforts. In addition, a non-compete provision that existed in our previous agreement with Smith & Nephew was removed from the revised agreements such that Smith & Nephew is now free to introduce other silver-based serious wound care products to compliment its Acticoat™ product line. We are uncertain as to whether or the extent to which this increased competition or the introduction of other silver-based serious wound care products by Smith & Nephew will have a negative impact on Acticoat™ product sales growth and our revenues in the near future, as it will depend on future events, including Smith & Nephew’s response to market conditions. Any termination of or significant disruption in our agreements or relationship with Smith & Nephew, or a significant reduction in sales of Acticoat™ products, would likely have a material adverse effect on our business and results of operations.
     We also receive milestone payments upon Smith & Nephew’s achievement of specified sales levels of Acticoat™ products and upon the achievement of regulatory events specified in our agreements with Smith & Nephew. The achievement of both of these events is out of our control and, therefore, it is uncertain as to whether or when we will earn future milestone payments. The new agreements amended the criteria for the achievement of the next milestone such that we immediately earned a milestone payment of $5.0 million during the quarter ended September 30, 2007. The achievement criteria for the remaining milestone payments remain unchanged under the new agreements. No milestone payments were earned from Smith & Nephew during the nine months ended September 30, 2006. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $24.0 million of milestone payments we have already earned, is $56.5 million. The timing and receipt of a milestone payment affects the comparability of period-to-period results and may have a material effect on our financial results. Smith & Nephew previously reimbursed us for all costs and expenses incurred in connection with approved research and development activities for the development of new products and improvements to existing products covered by our agreements with Smith & Nephew. Under the new agreements, we will now cover our own internal development costs incurred in the joint development of new products with Smith & Nephew up to a maximum amount per year equivalent to 1.5% of Smith & Nephew’s net sales of Acticoat™ products in the year. During the nine months ended September 30, 2007, no reimbursement for research and development costs was received from Smith & Nephew. All payments under our agreements with Smith & Nephew are made to us in U.S. dollars. In calculating sales levels for milestone payments, and for other purposes under the agreements, sales by Smith & Nephew in currencies other than the U.S. dollar are converted to the U.S. dollar based on the average exchange rate for the prior quarter.
     We currently purchase most of our raw materials from single suppliers. The loss of any of these suppliers could result in a disruption in our production while we arrange for a replacement supplier. To reduce this risk, we maintain sufficient inventory levels to continue production for approximately six months.
     The exclusive right we granted to Smith & Nephew to market, distribute or sell existing Acticoat™ products with our SILCRYST™ coatings in the Field does not apply to other types of products that we may develop for use outside of the Field using our technology, including, among other things, the products we are developing using NPI 32101 or our SILCRYST™

coating, except that, to the extent that any new products using our nanocrystalline silver have commercial value in the Field, we have agreed, as discussed above, to offer the new products to Smith & Nephew for use in the Field. If Smith & Nephew declines the new products, we are then free to commercialize the products in any manner we choose in any field.
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
Pharmaceutical Products
     We are developing pharmaceutical products using NPI 32101 to extend our nanocrystalline silver technology to the treatment of infectious and inflammatory conditions. Following the cancellation in November 2006 of our clinical program for our topical formulation of NPI 32101as a pharmaceutical candidate for the treatment of atopic dermatitis, we have shifted the focus of our research and development efforts from clinical work towards preclinical work for gastrointestinal applications of our nanocrystalline technology.
Medical Devices
     In September 2006, the Corporation reported that a phase 2 clinical trial showed that NPI 32101 cream improved the signs and symptoms in 35% of children and adolescents with mild to moderate atopic dermatitis after 12 weeks of treatment, but there was no significant difference between the vehicle and NPI 32101 cream treatment groups. The study did demonstrate that treatment with NPI 32101 cream was well tolerated and the incidence of all adverse events was low and was not different among the NPI 32101 cream-treated groups and the vehicle-treated patients. In addition, our NPI 32101 cream formulation has been shown to be stable, cosmetically-acceptable, and to have broad spectrum antimicrobial activity through in vitro testing. Therefore, we believe our NPI 32101 cream has the potential to treat a variety of skin conditions and we are exploring ways to bring this safe, stable, antimicrobial cream to market. In furtherance of this initiative, we announced on July 19, 2007 that the US Food & Drug Administration granted 510(k) clearance for a prescription topical device containing our NPI 32101, as a broad-spectrum antimicrobial barrier cream to organisms including Pseudomonas aeruginosa, Staphyloccocus aureus, including strains resistant to methicillin – or MRSA. Gaining FDA clearance is a first step toward marketing our proprietary technology in this new formulation. We are actively exploring commercialization options and, as part of this process, market plans and timing for this product will be determined. We expect that the market potential for this potential new product will be largely determined by the distribution channel decisions we are currently in the process of evaluating.
     We have recently filed another 510(k) submission to the FDA to expand the claims and indications for our barrier cream. We have applied for a claim that NPI 32101 cream relieves the signs and symptoms of dermatoses. If our application is cleared by the FDA, we believe it will broaden this potential new product’s market potential.
Majority Shareholder
     We are a majority owned subsidiary of The Westaim Corporation (“Westaim”), a Canadian company incorporated in Alberta, the shares of which are listed on the Toronto Stock Exchange and formerly listed on the NASDAQ. On April 10, 2007, Westaim received notice from NASDAQ that, for 30 consecutive business days, the bid price of Westaim’s common stock listed on NASDAQ closed below U.S. $1.00, which is contravention of NASDAQ’s marketplace rules. Westaim was given 180 calendar days to regain compliance by achieving a bid price at or above U.S. $1.00 per share for a minimum of ten consecutive days. Westaim did not regain compliance with the bid price requirement. Effective October 18, 2007, Westaim’s shares were delisted from the NASDAQ national market and suspended from trading. Over the past 12 months, more than 80% of Westaim’s trading volume has occurred on the Toronto Stock Exchange (“TSX”) and Westaim will continue to trade on the TSX under the symbol WED.

     On December 29, 2005, we completed an initial public offering of 4.5 million common shares for gross proceeds of $45.0 million. We used $6.9 million of net proceeds to partially repay debt to Westaim and retained the remaining net proceeds to fund our operations. In accordance with the terms of the prospectus of our initial public offering, the remaining debt owed to Westaim in the amount of $39.6 million was converted to 3.96 million common shares on January 27, 2006. Westaim has provided us with financial, administrative and other support since our inception. We have substantially self-resourced all services that were previously received from Westaim and any remaining service will be transferred by the first quarter of 2008. Historically, we have reimbursed Westaim for its costs of providing (or, in certain cases, for its costs of paying a third party to provide) these corporate and administrative services to us. The amounts we will pay Westaim for these services will be intended, as in the past, to reimburse Westaim for its cost of providing these services or for paying a third party to provide those services.
Results of Operations

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
		(in thousands)
Wound Care Product Revenue	$5,900	$7,309	$17,232	$19,830
Manufacturing Cost Rebate	(3,375)	—	(3,375)	—

Net Product Related Revenue	$2,525	$7,309	$13,857	$19,830
Milestone Revenue	5,000	—	5,000	—

Total Revenue	$7,525	$7,309	$18,857	$19,830
Manufacturing Costs	3,841	4,985	10,975	13,303

Gross Margin	$3,684	$2,324	$7,882	$6,527
Gross Margin Percent	49.0%	31.8%	41.8%	32.9%

Gross Margin Excluding Milestone Revenue	$(1,316)	$2,324	$2,882	$6,527
Gross Margin Percent Excluding Milestone Revenue	-52.1%	31.8%	20.8%	32.9%
Three Months Ended September 30, 2007 and September 30, 2006
     Revenue. Total revenue which consists of wound care product revenue (less the manufacturing cost rebate) and milestone revenue for the three months ended September 30, 2007 was $7.5 million compared to $7.3 million for the three months ended September 30, 2006. The increase of $0.2 million is attributable primarily to a $5.0 million milestone payment that was earned in the quarter, partially offset by the combined impact in the quarter of the new manufacturing cost rebate we agreed to pay Smith & Nephew in 2007 under the revised supply agreement and the impact of a decrease in wound care product revenue experienced in the quarter as compared to the same quarter in 2006. Under the revised supply agreement, we are to pay Smith & Nephew an annual $4.5 million manufacturing cost rebate in 2007, 2008 and 2009 in anticipation of annual reductions we intend to achieve in our cost of goods manufactured for Smith & Nephew over the same time frame. In future years, the annual rebate will be spread out over the entire year in equal monthly charges against our manufacturing cost reimbursement revenue. However, due to the fact that the revised supply agreement was executed on September 30, 2007 but was made retroactive to January 1, 2007, we were required to charge nine months of the monthly rebate totaling $3.4 million against three months of wound care product revenues earned in the quarter. No such payments were made to Smith & Nephew in the three months ended September 30, 2006. In addition, the requirement to charge an additional six months of the cost rebate against our wound care product revenue for the quarter had a significant one time effect on our net wound care product revenue for the quarter. As a result, our third quarter wound care product revenue is not a good indicator of future quarterly wound care product revenue. Wound care product revenue which consists of royalty revenues and manufacturing cost reimbursements from Smith & Nephew decreased by approximately $1.4 million to $5.9 million for the three months ended September 30, 2007 compared to $7.3 million for the three months ended September 30, 2006 due to decreased product orders received from and shipped to Smith & Nephew.

     Manufacturing Costs. Manufacturing costs for the three months ended September 30, 2007 were $3.8 million compared to $5.0 million for the three months ended September 30, 2006. The decrease of $1.2 million is attributable primarily to lower production volumes of Acticoat™ wound care products supplied to Smith & Nephew, driven by decreased orders received from Smith & Nephew. In 2006, Smith & Nephew engaged in a program to increase world-wide Acticoat™ inventory levels to support its Acticoat™ sales growth. This program was completed in 2006 and we do not expect Smith & Nephew to build further inventory levels of Acticoat™ in 2007.
     Gross Margin. Gross margin for the three months ended September 30, 2007 was $3.7 million or 49.0% compared to $2.3 million or 31.8% for the three months ended September 30, 2006. The increase of $1.4 million or 60.9% is attributable primarily to a $5.0 million milestone earned in the third quarter of 2007, offset by a $3.4 million manufacturing cost rebate recognized as part of our revised supply agreement with Smith & Nephew. Gross margin excluding milestone revenue for the three months ended September 30, 2007 results in a loss of $1.3 million or a loss of 52.1% compared to a profit of $2.3 million or 31.8% for the three months ended September 30, 2006. The loss in gross margin excluding milestone revenue for the three months ended September 30, 2007 is attributable primarily to the $3.4 million manufacturing cost rebate recognized as a reduction to wound care product revenue as compared to no such amount being recognized in the three months ended September 30, 2006. Because our revised agreements became final on September 30, 2007 and have an effective date of January 1, 2007, we are required to recognize nine months of expense, or $3.4 million, associated with our revised agreements with Smith & Nephew in our consolidated financial statements for the three and nine months ended September 30, 2007. This is not representative of the impact the revised agreements will have on future quarters as they will be spread more evenly throughout future periods.
     We recognize manufacturing revenue when we ship product to Smith & Nephew and recognize royalty income when Smith & Nephew sells our products to its customers. Consequently, our gross margin percent may vary from period to period due to differences in timing of when we ship product to Smith & Nephew and when Smith & Nephew sells product to its customers. In the three months ended September 30, 2007, we shipped lower volumes of Acticoat™ products to Smith & Nephew as compared to the three months ended September 30, 2006, due in part to the completion of Smith & Nephew’s program to increase world-wide inventory levels in 2006.
     Research and Development Costs. Research and development costs for the three months ended September 30, 2007 were $1.2 million compared to $3.0 million for the three months ended September 30, 2006. The decrease of $1.8 million from 2007 to 2006 is due to the fact that in the third quarter of 2006 we completed the only clinical study we had underway, our Phase 2 dermatological clinical study, and no new studies have been initiated in 2007.
     General and Administrative Costs. General and administrative costs for the three months ended September 30, 2007 were $2.5 million compared to $1.6 million for the three months ended September 30, 2006. The increase of $0.9 million is attributable primarily to the severance costs relating to the resignation of our former Chief Executive Officer on August 22, 2007 and stock option compensation expense recognized in the quarter.
     Interest Expense. There was no interest expense for the three months ended September 30, 2007 and for the three months ended September 30, 2006. We had no debt owing to Westaim after the conversion of the remaining debt of $39.6 million to 3.96 million common shares on January 27, 2006.
     Income Taxes. Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases. We have net operating loss carry forward for income tax purposes of approximately $38.7 million at September 30, 2007 compared to $30.9 million at September 30, 2006 and unclaimed scientific research and experimental development expenditures of approximately $8.3 million at September 30, 2007 compared to $5.5 million at September 30, 2006 that can be used to offset taxable income, if any, in future periods. We also have accumulated capital losses of approximately $2.1 million at September 30, 2007 compared to $1.9 million at September 30, 2006 as well as research and development tax credits of approximately $4.4 million at September 30, 2007 compared to $3.4 million at September 30, 2006. These recognized losses and credits have been fully offset by a valuation allowance. The net operating losses and research and development tax credits will expire at various times starting in 2028.
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
Nine Months Ended September 30, 2007 and September 30, 2006
     Revenue. Total revenue for the nine months ended September 30, 2007 was $18.9 million compared to $19.8 million for the nine months ended September 30, 2006. The decrease of $0.9 million is attributable to the combined impact of the new manufacturing cost rebate we agreed to pay Smith & Nephew in 2007 with the impact of a decrease in wound care product revenue as compared to the same period in 2006, the total of which is only partially offset by a $5.0 million milestone payment that was earned in the nine months ended September 30, 2007. Under the revised supply agreement, we are to pay Smith & Nephew an annual $4.5 million manufacturing cost rebate in 2007, 2008 and 2009 in anticipation of annual reductions we intend to achieve in our cost of goods manufactured for Smith & Nephew over the same time frame. No such payments were made to Smith & Nephew in the nine months ended September 30, 2006 and no milestone was earned in the nine months ended September 30, 2006. Wound care product revenue which consists of royalty revenues and manufacturing cost reimbursements from Smith & Nephew for the nine months ended September 30, 2007 was $17.2 million compared to $19.8 million for the nine months ended September 30, 2006. The decrease of $2.6 million is due to decreased orders received from and shipped to Smith & Nephew.
     Manufacturing Costs. Manufacturing costs for the nine months ended September 30, 2007 were $11.0 million compared to $13.3 million for the nine months ended September 30, 2006. The decrease of $2.3 million, or 17.3%, is attributable primarily to lower production volumes of Acticoat™ wound care products shipped to Smith & Nephew driven by decreased orders received from Smith & Nephew. In 2006, Smith & Nephew engaged in a program to increase world-wide Acticoat™ inventory levels to support its Acticoat™ sales growth. This program was completed in 2006 and we do not expect Smith & Nephew to build further inventory levels of Acticoat™ in 2007.
     Gross Margin. Gross margin excluding milestone revenue for the nine months ended September 30, 2007 was $2.9 million or 20.8% compared to $6.5 million or 32.9% for the nine months ended September 30, 2006. The decrease in gross margin excluding milestone revenue is attributable primarily to the $3.4 million of the $4.5 million manufacturing cost rebate that we agreed to pay to Smith & Nephew under the new supply agreement which was recognized as a reduction of wound care product revenue as compared to no such amount being recognized in the nine months ended September 30, 2006.
     We recognize manufacturing revenue when we ship product to Smith & Nephew and recognize royalty income when Smith & Nephew sells our products to its customers. Consequently, our gross margin percent may vary from period to period due to differences in timing of when we ship product to Smith & Nephew and when Smith & Nephew sells product to its customers. In the nine months ended September 30, 2007, we shipped lower volumes of Acticoat™ products to Smith &

Nephew as compared to the nine months ended September 30, 2006, due in part to the completion of Smith & Nephew’s program to increase world-wide inventory levels in 2006.
     Research and Development Costs. Research and development costs for the nine months ended September 30, 2007 were $4.8 million compared to $9.3 million for the nine months ended September 30, 2006. The decrease of $4.5 million from 2007 to 2006 is due to the fact that, in the third quarter of 2006, we completed the only clinical study we had underway, our Phase 2 dermatological study, and no new studies have been initiated in 2007.
     General and Administrative Costs. General and administrative costs for the nine months ended September 30, 2007 were $6.4 million compared to $4.9 million for the nine months ended September 30, 2006. The increase of $1.5 million is attributable primarily to increased director’s fees and expenses associated with adding an additional director to the board of directors, increased fees incurred by the board to retain experts, the recognition during the nine months ended September 30, 2007 of severance costs relating to the resignation of our former Chief Executive Officer, and stock option compensation expense recognized.
     Interest Expense. There was no interest expense for the nine months ended September 30, 2007 compared to the interest expense of $0.3 million for the nine months ended September 30, 2006. Interest expense decreased because we had no debt owing to Westaim after the conversion of the remaining debt of $39.6 million to 3.96 million common shares on January 27, 2006.
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
     We were indebted to Westaim for a term loan in the amount of $39.6 million, which bore interest at a rate of 10% per annum. On January 27, 2006, this debt was converted to 3.96 million common shares at $10.00 per share. As a result, we no longer owe any debt to Westaim and at September 30, 2007, Westaim owned 74.6% of our common shares.
     At the end of the third quarter of 2005, we began construction of an expansion of our Fort Saskatchewan production facility with an estimated cost of approximately $5.7 million. We have substantially completed the expansion during the third quarter of 2007. We intend to continue pharmaceutical product development and expect to have increased working capital requirements to the extent we are successful in increasing our revenues. In addition, we expect to have capital expenditures of approximately $1.0 million for pharmaceutical and medical device product development capital equipment in 2007. At September 30, 2007, we had cash and cash equivalents of $20.4 million, compared to $18.9 million at December 31, 2006. All cash equivalents are held in the form of Treasury bills.
Three Months Ended September 30, 2007 and September 30, 2006
     Cash used in operations amounted to $0.6 million for the three months ended September 30, 2007 compared to $4.4 million for the three months ended September 30, 2006. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers.
     Cash used in investing activities amounted to $0.4 million for the three months ended September 30, 2007 compared to cash provided from investing activities of $6.6 million for the three months ended September 30, 2006. There were no purchases of short-term investments in the three months ended September 30, 2007 and the three months ended September 30, 2006. There were no maturities of short term investments in the three months ended September 30, 2007 compared with $8.3 million for the three months ended September 30, 2006. Capital expenditures were $0.4 million for the three months ended September 30, 2007 and $1.7 million for the three months end September 30, 2006. The higher capital spending in the three months ended September 30, 2006 was due to a major production expansion at our manufacturing facility in Fort

Saskatchewan, Alberta. We have substantially completed this expansion during the third quarter of 2007. Equipment with a net book value of $1.2 million was determined to be obsolete during the three months ended September 30, 2007; which is reflected as a write-down in our condensed consolidated financial statements. There was no equipment written down in the three months ended September 30, 2006.
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
     Cash provided from financing activities amounted to $nil for the three months ended September 30, 2007 as compared to $0.1 million for the three months ended September 30, 2006. The decrease of $0.1 million relates primarily to proceeds from the issuance of common shares in the three months ended September 30, 2006.
     We expect that our available cash resources will be sufficient to support our current and expected operations, including the completion of the expansion of our Fort Saskatchewan, Alberta production facility that began at the end of the third quarter of 2005 and has been substantially complete in the third quarter of 2007, our product development initiatives, including additional pharmaceutical development capital equipment, for at least the next 18 months. However, we will likely be required to obtain additional financing within the next 18 months or afterwards if our cash resources are insufficient to satisfy our liquidity requirements or if we decide to pursue new product development initiatives collaborations, acquisitions or strategies. The adequacy of our available funds to meet future operating and capital requirements will depend on many factors, including sales performance of Smith & Nephew’s Acticoat™ products, the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our product candidates and the occurrence of unexpected developments. We may seek to raise additional financing through the sale of equity, equity-related or debt securities or loans. The sale of additional equity or equity-related securities may result in additional dilution to our shareholders. Debt financing will expose us to risks of leverage, including the risk that we may be unable to pay the principal of and interest on our indebtedness when due, and that we may be required to pledge our assets as collateral for any debt financing that we obtain. Moreover, additional financing may not be available at times, in amounts or on terms acceptable to us or at all, particularly because we have granted a first priority security interest in certain critical patents and other intellectual property to Smith & Nephew. If we are unable to obtain additional financing as and when required, we may be forced to reduce the scope of, or delay or eliminate, some or all of our planned research, development and commercialization activities and we may also be required to reduce the scale of our operations, any of which could have a material adverse effect on our business.
Nine Months Ended September 30, 2007 and September 30, 2006
     Cash used in operations amounted to $0.2 million for the nine months ended September 30, 2007 compared to $11.8 million for the nine months ended September 30, 2006. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers.
     Cash used in investing activities amounted to $1.6 million for the nine months ended September 30, 2007 compared with $3.9 million for the nine months ended September 30, 2006. No short term securities were purchased in the nine months ended September 30, 2007, whereas the most significant use of cash in the nine months ended September 30, 2006, was for the purchase of short-term investments in the amount of $22.2 million offset by maturity of short-term investments of $22.7 million. Capital expenditures were $1.6 million for the nine months ended September 30, 2007 and $4.3 million for the nine months end September 30, 2006. The higher capital spending in the nine months ended September 30, 2006 was due to a major production expansion at our manufacturing facility in Fort Saskatchewan, Alberta which was substantially completed in the third quarter of 2007. Equipment with a net book value of $1.2 million was determined to be obsolete during the nine months ended September 30, 2007 which is reflected as a write-down in our condensed consolidated financial statements. There was no equipment written down in the nine months ended September 30, 2006.
     Cash provided from financing activities amounted to $0.8 million for the nine months ended September 30, 2007 as compared to $0.2 million for the nine months ended September 30, 2006. The increase of $0.6 million relates primarily to proceeds received from Westaim as compensation for our agreement to surrender a portion of the space we lease from Westaim to facilitate the sale of their Fort Saskatchewan, Alberta buildings in which we are a tenant. This increase was offset by lower proceeds from issuance of common shares as a result of exercises of stock options. Proceeds were nominal in the nine months ended September 30, 2007 and were $0.2 million in the nine months ended September 30, 2006.
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
Contractual Commitments and Obligations at September 30, 2007
     The table on the following page reports commitments and obligations that have been recorded on our condensed consolidated balance sheet as of September 30, 2007. Certain other obligations and commitments, while not required under generally accepted accounting principles (“GAAP”) to be included in the condensed consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Cash Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
			(in millions)
Consolidated Obligations and Commitments as of September 30, 2007:

Facilities operating leases:
Third Parties	$1.0	$1.5	$1.2	$1.6	$5.3

Contractual Obligations:
Third Parties	—	9.0	—	—	9.0

Purchase Obligations:
Capital	0.7	—	—	—	0.7
Operations	0.6	—	—	—	0.6

Total obligations and commitments	$2.3	$10.5	$1.2	$1.6	$15.6
Off-Balance Sheet Commitments as of September 30, 2007
     As of September 30, 2007, our future minimum commitments and contractual obligations included two facilities operating leases. These items are not required to be recorded on our balance sheet under GAAP. They are disclosed in the table presented above and described more fully in the following paragraphs in order to provide a more complete picture of our financial position and liquidity as of September 30, 2007. Our Fort Saskatchewan, Alberta facility was originally rented from Westaim under two separate leases covering a total of 82,223 square feet of space until May 8, 2007 when Westaim sold the buildings and assigned the leases to the purchaser. As part of that transaction, Westaim paid us $0.8 million as compensation for entering into agreements to amend the leases to provide that we will surrender portions of the leased premises on our before September 30, 2008, which amending agreements were also assigned to the purchaser. On June 30, 2007, we entered into a lease surrender agreement with the Purchaser surrendering a portion of the leased premises and adjusting our rent and operating costs accordingly. On September 30, 2007, we entered into a second lease surrender agreement with the Purchaser surrendering the final portion of the leased premises we had agreed to surrender and adjusting our rent and operating costs accordingly. Following the completion of the two lease surrenders, the total space now covered under our leases assigned to the purchaser is 69,589 square feet. Our future minimum commitments under the Fort Saskatchewan, Alberta lease are approximately $0.5 million for each of the twelve-month periods commencing from January 1, 2007 to the expiry of the lease. Our Wakefield, Massachusetts offices and laboratory facility are leased from a third party. The lease term began on July 27, 2001 and will expire on July 30, 2009. There are options to extend for two terms of five years each. Our future minimum commitments under the Wakefield, Massachusetts lease are $0.1 million for 2007, $0.4 million for 2008 and $0.2 for 2009 and are included in the table presented above.
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
Revenue Recognition
     We recognize revenue from the sale of products based upon our licensing and supply agreements with Smith & Nephew in accordance with GAAP. The agreements as amended September 30, 2007, provide for reimbursements of manufacturing costs on the basis of a fixed overhead charge plus direct costs, partial reimbursements of research and development costs, and for royalties and milestone payments. We recognize manufacturing cost reimbursement as revenue upon shipment of product from our manufacturing facility. Under the amended agreements, a manufacturing cost rebate became due to Smith & Nephew effective January 1, 2007. The manufacturing cost rebate is recorded as a reduction in wound care product revenue and recognized evenly over the year.  We record our royalty revenues upon the sale of products by Smith & Nephew to its customers. Milestone payments are recognized as revenue when Smith & Nephew achieves the agreed sales levels or receives the agreed regulatory approvals.
     Revenue also includes partial reimbursement for costs and expenses incurred in connection with the development of new products and improvements to products covered by our agreements with Smith & Nephew. Our employees may perform work for Smith & Nephew to develop new products. Under the new agreements, we will cover our own internal costs of new product development undertaken at Smith & Nephew’s request or concurrence up to an aggregate maximum of 1.5% of Smith & Nephew’s net sales of Acticoat™ products per calendar year and thereafter Smith & Nephew will be responsible for reimbursing us for our development costs. The revenue from such work is recognized in the period the work is performed.
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

Month Ended	Period End Rate	Period Average Rate	High Rate	Low Rate
2007
January	1.1792	1.1763	1.1824	1.1647
February	1.1700	1.1710	1.1852	1.1586
March	1.1530	1.1682	1.1810	1.1530
April	1.1068	1.1350	1.1583	1.1068
May	1.0701	1.0951	1.1136	1.0701
June	1.0634	1.0651	1.0727	1.0579
July	1.0656	1.0502	1.0689	1.0372
August	1.0560	1.0578	1.0754	1.0497
September	0.9959	1.0252	1.0546	0.9959

2006
January	1.1436	1.1572	1.1726	1.1436
February	1.1379	1.1489	1.1577	1.1379
March	1.1670	1.1573	1.1722	1.1320
April	1.1203	1.1441	1.1718	1.1203
May	1.1027	1.1100	1.1232	1.0989
June	1.1150	1.1137	1.1241	1.0991
July	1.1309	1.1294	1.1415	1.1112
August	1.1066	1.1182	1.1312	1.1066
September	1.1151	1.1161	1.1272	1.1052
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
EITF 07-3
     In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-3, “Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of 2008. The Corporation is currently evaluating the impact EITF 07-3 will have on its consolidated financial statements.
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
     This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.
Changes in internal control over financial reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the normal course of business, we may be subject to litigation and claims from third parties. We are not currently a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
     The following outlines additional material risks and material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 that occurred during the three months ended September 30, 2007.
We may be unable to achieve the cost savings required to completely or substantially offset the manufacturing cost rebate we agreed to pay Smith & Nephew for 2007, 2008 and 2009.
     On September 30, 2007, we entered into amended and restated license and supply agreements with Smith & Nephew revising in a number of ways the terms of the agreements we originally entered into in May, 2001. Under the revised supply agreement, we agreed to pay Smith & Nephew, in each of 2007, 2008 and 2009, an annual manufacturing cost rebate of $4.5 million in anticipation of cost savings we expect to achieve over the next three years. If we are unable to achieve the cost savings required to substantially or completely offset the manufacturing rebate in each of the three years, our results of operations, financial condition and gross margin may be adversely affected in those years and possibly in the future.
Smith & Nephew may introduce other silver based products that compete with Acticoat™ products.
     Since May 2001, all of our revenues have been earned under our contracts with Smith & Nephew and Smith & Nephew is currently our only customer. We currently do not have any other products being sold in the marketplace other than the Acticoat™ products marketed by Smith & Nephew. Consequently, all of our revenue is received from Smith & Nephew and is principally comprised of royalties, which are calculated as a percentage of Smith & Nephew’s sales of Acticoat™ products, milestone payments, which are cash payments we receive upon the achievement by Smith & Nephew of certain sales goals or regulatory achievements relating to the Acticoat™ products, and reimbursement for our costs incurred in manufacturing Acticoat™ products. The amount of our revenues is determined primarily by the level of sales of Acticoat™ products achieved by Smith & Nephew and, as a result, our revenues generally vary in proportion to increases or decreases in Smith & Nephew’s sales of its Acticoat™ products. We therefore depend and will continue to depend on Smith & Nephew to market and sell Acticoat™ products successfully.
     We are at risk of Smith & Nephew becoming less motivated to market Acticoat™ products due to any one of a number of factors, including other products marketed by Smith & Nephew having better profit margins, or achieving greater acceptance or popularity with health care providers, than the Acticoat™ products. On September 30, 2007, with the execution of revised agreements with Smith & Nephew, the magnitude of this risk increased due to the fact that a non-compete provision was removed from the new agreements such that Smith & Nephew is now free to introduce other silver based serious wound care products that could have an adverse effect on the sales of Acticoat™ products by Smith & Nephew. We are now subject to the risk that sales of Acticoat™ products will not grow or will decline due to new silver based serious wound care products introduced by Smith & Nephew that have better characteristics, lower prices and better profit margins than Acticoat™ products resulting in customers generally preferring Smith & Nephew’s other products and Smith & Nephew generally focusing its sales and marketing efforts on those new products to the detriment of Acticoat™ products. If Smith & Nephew does not increase future sales of its Acticoat™ products, this would likely have a material adverse effect on us and on the market price of our common shares.
     Our future success depends in part on the launch of new Acticoat™ products by Smith & Nephew. We have worked in the past and intend to work in the future with Smith & Nephew on the development of such new products; however, the decision to develop or launch a new product, the timing of the development and launch and all related matters are entirely within Smith & Nephew’s discretion. In view of Smith & Nephew’s new ability to introduce other silver based serious wound care products under the revised agreements signed with Smith & Nephew as discussed above, Smith & Nephew may become less motivated to develop new Acticoat™ products with us and choose to focus instead on developing other silver based serious wound products. Therefore, while under the previous agreements in place with Smith & Nephew there could be no assurance that new products would be developed or launched at all or on the timeline or in a manner favorable to us, there can be even less assurance regarding those matters under the revised agreements entered into with Smith & Nephew on September 30, 2007.

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
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
(a)	The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Exhibit
10.1	Fourth Amending Lease Agreement between the Registrant and The Westaim Corporation effective May 8, 2007 between the Registrant and The Westaim Corporation (as incorporated by reference as Exhibit 99.1 to the current report on Form 8-K dated May 11, 2007 and filed by NUCRYST Pharmaceuticals Corp.).

10.2	Second Amending Lease Agreement between the Registrant and The Westaim Corporation effective May 8, 2007 between the Registrant and The Westaim Corporation (as incorporated by reference as Exhibit 99.2 to the current report on Form 8-K dated May 11, 2007 and filed by NUCRYST Pharmaceuticals Corp.).

10.3	Letter Agreement between the Registrant and The Westaim Corporation dated April 27, 2007 and effective May 8, 2007 (as incorporated by reference as Exhibit 99.3 to the current report on Form 8-K dated May 11, 2007 and filed by NUCRYST Pharmaceuticals Corp.).

10.4	Summary of Amendments, effective July 1, 2007, to Employment Agreement between Registrant and Dr. Katherine J. Turner (filed herewith).

10.5	Employment Agreement between the Registrant and Thomas E. Gardner dated Aug 21, 2007 (as incorporated by reference as Exhibit 10.29 to the current report on Form 8-K dated August 22, 2007 filed by NUCRYST Pharmaceuticals Corp.).

10.6	Summary of Termination of employment arrangement with Mr. B.M. Heck effective August 22, 2007 (filed herewith)

10.7	Separation Agreement and General Release between the Registrant and Scott H. Gillis, effective September 25, 2007 (filed herewith).

10.8	Amended and Restated Supply Agreement, dated September 30, 2007, among the Registrant, Smith & Nephew, Inc. and T.J. Smith & Nephew Limited, effective January 1, 2007 (as incorporated by reference as Exhibit 99.1 to the current report on Form 8-K/A dated September 30, 2007 filed by NUCRYST Pharmaceuticals Corp. with the Securities and Exchange Commission on November 6, 2007).(1)

10.9	Second Amended and Restated License and Development Agreement, dated September 30, 2007, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc., and T.J. Smith & Nephew Limited (as incorporated by reference as Exhibit 99.2 to the current report on Form 8-K/A dated September 30, 2007 filed by NUCRYST Pharmaceuticals Corp. with the Securities and Exchange Commission on November 6, 2007).(1)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Portions of this agreement have been redacted and the Company has requested the Securities and Exchange Commission grant confidential treatment for such portions.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in the town of Wakefield, Massachusetts on November 7, 2007.

NUCRYST Pharmaceuticals Corp.

By:	/s/ Thomas E. Gardner

Thomas E. Gardner
President and Chief Executive Officer