Form 10-K
period 2007-12-31
NUCRYST Pharmaceuticals Corp.
filed 2008-03-04
CIK 1344674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51686

NUCRYST Pharmaceuticals Corp.
(Exact name of registrant as specified in its charter)

Alberta, Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

50 Audubon Road, Suite B Wakefield, Massachusetts (Address of principal executive offices)	01880 (Zip Code)

(781) 224-1444
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on which registered:
Common shares, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of June 30, 2007, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $9,867,125 based on the closing price of the registrant’s common shares of U.S. $2.13, as reported on the NASDAQ Global Market on that date. Shares of the registrant’s common shares held by each officer and director and each person who owns 10% or more of the outstanding common shares of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2008
Common Shares, no par value	18,367,563 shares

Documents incorporated by reference: None.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the December 31, 2007 noon buying rate reported by the Federal Reserve Bank of New York, being U.S. $1.00 = C$0.9881. For more detailed information on foreign exchange rates for 2005, 2006 and 2007, please refer to the table on page 58. The exchange rates for 2003 and 2004 were as follows:

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results and other circumstances and events to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” above and the following:

•	our ability to succeed in the initiation, timing, progress and results of our preclinical and clinical trials, research and development programs;

•	our reliance on and ability to succeed in maintaining our relationship with Smith & Nephew, plc (“Smith & Nephew”);

•	our reliance on sales of Acticoattm products with our SILCRYSTtm coatings by Smith & Nephew;

•	our ability to achieve cost savings sufficient to substantially or to completely offset the manufacturing cost rebate we have agreed to pay Smith & Nephew;

•	our ability to successfully implement our business model, strategic plans for our business, product candidates and technology;

•	our ability to successfully file supplementary 510(k) applications to broaden the indications cleared for our NPI 32101 barrier cream and obtain clearance from the U.S. Food and Drug Administration (“FDA”) as well as other applicable filings with the European Union and Canadian authorities;

•	our ability to succeed at establishing a successful commercialization program for our NPI 32101 barrier cream through corporate collaborations or otherwise;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	our ability to comply with applicable governmental regulations and standards;

•	the timing or likelihood of regulatory filings and approvals;

•	our financial performance;

•	competitive companies, technologies, products and our industry;

•	changes in regulation or tax laws applicable to us;

•	changes in accounting policies or practices;

•	changes in general economic conditions;

•	other risks and uncertainties that have not been identified at this time; and

•	management’s response to these factors.

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

We may from time to time file further 510(k) applications with the FDA, as well as other applicable filings, with the European Union and Canadian authorities, in relation to our NPI 32101 barrier cream and for other potential new products in the ordinary course of our business. We may or may not disclose such filings in the future. There can be no assurance that any of these applications will lead to a commercially viable product.

Unless the context otherwise requires, all references to “NUCRYST”, “we”, “our”, “company” and “us” in this Annual Report on Form 10-K refer to NUCRYST Pharmaceuticals Corp. and its subsidiaries.

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

PART I

ITEM 1.  BUSINESS

Overview and Current Years’ Developments

We develop, manufacture and commercialize innovative medical products that fight infection and inflammation. Our patented technology enables us to convert silver’s microcrystalline structure into an atomically disordered nanocrystalline coating that we believe enhances silver’s natural antimicrobial properties by providing for the sustained release of an increased quantity of positively-charged particles called ions. We believe currently marketed wound care products with our nanocrystalline silver combat infection longer than other silver-based wound care products that we view as major competitors and offer a broader spectrum of antimicrobial activity than many topically applied antibiotics. In addition, our nanocrystalline silver structures have exhibited potent anti-inflammatory properties in preclinical studies. We produce our nanocrystalline silver as a coating for wound dressing products under the trademark SILCRYSTtm and as a powder, which we refer to as NPI 32101, for use in medical devices and as an active pharmaceutical ingredient (“API”).

Following our inception in 1997, we developed and sold advanced wound care products with our SILCRYSTtm coatings under the Acticoattm trademark until May 2001 when we entered a series of agreements with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under these original agreements, we licensed to Smith & Nephew the exclusive right to market, distribute and sell products with our SILCRYSTtm coatings for use on non-minor skin wounds and burns on humans world-wide, and we agreed to manufacture these products and supply them exclusively to Smith & Nephew. We also sold various assets to Smith & Nephew in connection with the license and supply agreements, including the Acticoattm trade name and trademark, various regulatory approvals and certain manufacturing equipment, which we lease back. We have worked with Smith & Nephew to develop new Acticoattm wound care products with our SILCRYSTtm coatings. Smith & Nephew’s launch of Acticoattm Post-Op and Acticoattm Site products in April 2007 resulted from these efforts, increasing the number of wound care products with our SILCRYSTtm coating currently sold by Smith & Nephew to a total of six.

On September 30, 2007, we entered into amended license and supply agreements with Smith & Nephew. Smith & Nephew advised us, and, based on our own information, we believed that the advanced wound care market, including the silver dressing segment, had become significantly more competitive since the original agreements had been signed in 2001. Both parties recognized the need to restructure the agreements to better enable the parties to work jointly and individually to support both the continued growth of Acticoattm products and our respective businesses in the context of increasing competitive pressures. Pursuant to the amended agreements, a non-compete clause in the original agreements was deleted to allow Smith & Nephew to broaden its wound care dressings product line to include other forms of silver. In exchange, Smith & Nephew’s exclusive license was limited in the new agreements to existing Acticoattm products and such new wound care or burn products that the parties agree to develop together using our nanocrystalline silver technology. As well, under the new agreements, we may develop our own wound care and burn products using our nanocrystalline silver technology provided that we offer such products to Smith & Nephew first. If Smith & Nephew refuses to purchase the new products, we are then free to pursue the commercialization of the products in any manner we choose.

Effective January 1, 2007, under the new supply agreement, the method by which we determine the price we charge for the products we manufacture and supply to Smith & Nephew changed from a fully allocated cost of manufacturing reimbursement mechanism to a system whereby we recover a fixed overhead charge plus all direct costs incurred in manufacturing Acticoattm products, including material, labor, labeling, testing and packaging costs. In addition, as part of the new pricing mechanism, we agreed to pay Smith & Nephew an annual manufacturing cost rebate in the amount of $4.5 million in each of 2007, 2008 and 2009 in anticipation of annual reductions we intend to achieve in our cost of goods manufactured for Smith & Nephew over the same time period. We recognize the manufacturing cost rebate as a reduction to wound care product revenue. We made adjustments to our manufacturing and research operations in 2007 to conserve cash and control expenses including reductions in our workforce of approximately 12% of our total employees. Through these workforce reductions together with the implementation of manufacturing production efficiencies and overhead cost reduction initiatives, we achieved actual reductions in our overhead costs in 2007 sufficient to partially offset the manufacturing cost rebate we paid to Smith & Nephew in 2007. We have also shifted the focus of our research and development efforts from clinical work towards preclinical work for gastrointestinal applications of our nanocrystalline technology and towards establishing a partnership for our NPI 32101 cream as a 510(k) prescription device.

Our results of operations currently depend solely on Acticoattm product sales generated by Smith & Nephew, which is our only customer and our sole source of revenue. The Acticoattm product line competes in the advanced wound care products market, which according to Frost & Sullivan, a market research firm, was an approximately $1.5 billion global market in 2005 and is projected to grow to approximately $2.6 billion by 2011. The Acticoattm product line targets the premium priced segments of the serious wound care dressings market. Acticoattm products with our SILCRYSTtm coatings have received FDA clearance and approval of other regulators for over 30 countries around the world and are used for a wide variety of wound types by hospitals, clinics, burn centers, doctors’ offices, home healthcare agencies and nursing homes. Smith & Nephew has reported that its sales of Acticoattm products were $49 million in 2005, $54 million in 2006 and $60 million in 2007.

We are continuing our efforts to develop pharmaceutical products containing our NPI 32101 silver to extend our nanocrystalline silver technology to the treatment of gastrointestinal conditions. We were also developing a pharmaceutical topical cream containing NPI 32101 for the treatment of dermatologic conditions until November 2006 when we announced the discontinuance of all plans to pursue the studied formulation for this disease. However, we still believe our NPI 32101 cream has the potential to treat a variety of skin conditions and we are exploring ways to bring this antimicrobial cream to market.

In furtherance of this initiative, in July 2007, we announced that the FDA granted 510(k) clearance for a topical prescription device containing our NPI 32101, as a broad spectrum antimicrobial barrier cream to organisms. Gaining FDA clearance is only the first step toward marketing our proprietary technology in this new formulation. We are continuing to explore commercialization options and, as part of this process, marketing plans and launch timing for this product. We have filed another 510(k) application with the FDA to expand the claims and indications for our barrier cream.

Based on the preclinical results in a variety of in vitro and in vivo models and the consistently favorable safety data generated in studies performed to date, we continue to believe that NPI 32101 has the potential to treat various inflammatory and infectious conditions. For example, we are conducting preclinical research for the use of NPI 32101 for the treatment of gastrointestinal conditions. In 2007, we shifted the focus of our research and development efforts from clinical work towards preclinical work for gastrointestinal applications of our nanocrystalline technology and towards establishing a partnership for our NPI 32101 cream as a 510(k) prescription device. In furtherance of these and other research and development activities, we incurred research and development costs of $6.3 million in 2007, $11.2 million in 2006 and $8.5 million in 2005. These amounts include research and development expenses we incurred in relation to Smith & Nephew-sponsored research activities relating to the development of new Acticoattm products with our SILCRYSTtm coatings or improvements to existing Acticoattm products. Up until September 30, 2007, we were reimbursed by Smith & Nephew for all such expenses which reimbursement we recognized as research revenue. After September 30, 2007, as part of the amendments to our licensing agreement with Smith & Nephew, we agreed to limit the amount by which Smith & Nephew is required to reimburse us for such research and development expenses we incur in a given calendar year to only those amounts we incur in excess of 1.5% of net sales of Acticoattm products for that year. We received no reimbursements for research and development expense from Smith & Nephew in respect of 2007.

In August 2007, our Board of Directors announced that Mr. Thomas E. Gardner was appointed Chairman of the Board, President and Chief Executive Officer. Mr. Gardner is an experienced CEO with a track record of creating shareholder value. We believe that Mr. Gardner’s experience in managing emerging healthcare technology companies will benefit NUCRYST in the development and commercialization of our pipeline of medical products. A director of NUCRYST since May 2007, Mr. Gardner specializes in the strategic positioning of companies with particular emphasis on pharmaceuticals, medical devices and healthcare information. Prior to his current assignments, Mr. Gardner was CEO of a number of public and private companies including Songbird Hearing, Datamonitor, Base Ten Systems and Access Health. From 1970 to 1995, Mr. Gardner held senior marketing and general management positions at Procter & Gamble, Johnson & Johnson, Simon & Schuster and IMS Health.

Company Information

We were incorporated under the Alberta Business Corporations Act on December 18, 1997. We have one wholly owned subsidiary, NUCRYST Pharmaceuticals Inc. that was incorporated under the laws of the State of Delaware on November 20, 1997. Our principal executive offices are located at 50 Audubon Road, Suite B, Wakefield Massachusetts, and our telephone number at that address is (781) 224-1444. Our registered office is at 10102 — 114 Street, Fort Saskatchewan Alberta T8L 3W4.

We are a majority owned subsidiary of The Westaim Corporation (“Westaim”), a Canadian company incorporated in Alberta and the shares of which are listed on the Toronto Stock Exchange (“TSX”) and formerly listed on the NASDAQ Global Market (“NASDAQ”). On April 10, 2007, Westaim received notice from NASDAQ that for 30 consecutive business days the bid price of Westaim’s common shares listed on NASDAQ closed below U.S. $1.00, in contravention of NASDAQ’s marketplace rules. Westaim was given 180 calendar days to regain compliance by achieving a bid price at or above U.S. $1.00 per share for a minimum of ten consecutive days. Westaim did not regain compliance with the bid price requirement. Effective October 18, 2007, Westaim’s shares were delisted from the NASDAQ. Over the 12 months prior to the delisting, more than 80% of Westaim’s trading volume had occurred on the TSX and Westaim will continue to trade on the TSX under the symbol “WED”.

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

Our SILCRYSTtm coatings exhibit rapid antimicrobial activity, killing many organisms within 30 minutes of application, which is faster than many other commercially-available forms of antimicrobial silver. These organisms include gram positive and gram negative bacteria, including some antibiotic resistant strains in both classes, as well as fungi and yeast. We have designed our SILCRYSTtm coatings to provide sustained antimicrobial activity for up to seven days.

We have demonstrated in non-clinical studies that our nanocrystalline silver exhibits anti-inflammatory properties in three ways. It suppresses two naturally occurring inflammatory agents, specifically IL-12b and TNF , and reduces the level of a naturally occurring enzyme called MMP-9. While helpful at the correct levels, excessive amounts of these substances are associated with inflammation. In addition, it increases the natural cell death of certain inflammatory cells, specifically polymorphonuclear leukocytes, or PMNs.

Our manufacturing technology is currently based on a physical vapor deposition, or PVD, process called magnetron sputtering. The process begins by bombarding silver with positive ions to liberate, or sputter, nanosized silver-containing particles. These nanosized silver-containing particles are then re-condensed to form new atomically disordered nanocrystalline structures on various materials, called substrates. For example, we use high-density polyethylene as the substrate for some of our non-adherent wound care dressings.

While the PVD process is generally used to produce films or continuous coatings, we have developed methods to coat inert substrates and also have developed a method to produce our nanocrystalline silver in powder form for use in medical devices and as an API in pharmaceutical products. This powder consists of aggregates of silver nanocrystals which can be used in various formulations, such as creams, gels, liquids, tablets, capsules, suppositories and aerosols, for treating a variety of infectious or inflammatory conditions, which are both present in some cases.

Market Overview

Wound Care Market

Acticoattm products with our SILCRYSTtm coatings compete in the advanced wound care market, which includes products for chronic wounds, serious burns and traumatic and surgical wounds. According to Frost & Sullivan, advanced wound care products was an approximately $1.5 billion global market in 2005 and the advanced wound care dressings market is projected to grow to approximately $2.6 billion by 2011. We believe that the aging population and growing incidence of diabetes and obesity in many of our markets are driving an increase in the incidence of serious and difficult-to-heal wounds. In addition, we believe that wound care technology is motivating physicians to increase their use of advanced wound care products.

Advanced wound care products are frequently used in the treatment of chronic wounds. Chronic wounds include pressure ulcers, diabetic foot ulcers and venous stasis ulcers. Pressure ulcers are caused by unrelieved pressure or by tissue layers sliding over each other. According to a 2002 presentation by Frost & Sullivan, there were approximately 2.4 million human pressure ulcers in the United States. In addition, according to a 2005 report by Frost & Sullivan, approximately 7% of the 19.4 million people with diabetes in the United States suffered from diabetic foot ulcers in 2004. We believe that diabetic foot ulcers are one of the most difficult types of chronic wounds to heal. In 2004, approximately 129,000 non-traumatic lower limb amputations occurred, according to data from the 2004 U.S. Hospital Discharge Report. Venous stasis ulcers typically affect the elderly and are caused by the inability of blood to circulate effectively through the venous system in the leg. According to information published in 2003 by the Cleveland Clinic, a leading healthcare institution, approximately 500,000 people in the United States have venous stasis ulcers.

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

Matrix metalloproteinases, or MMPs, are enzymes that digest tissue and that thereby regulate the formation of new tissue and blood vessels in a healing wound. MMP-9 is one of these enzymes. Studies of human tissue samples indicate that excess levels of MMP-9 and other MMPs, particularly in wounds such as chronic ulcers, may contribute to non-healing or slow healing by digesting newly formed tissue faster than the wounds can heal. We have demonstrated in non-clinical studies that our nanocrystalline silver reduced the level of MMP-9.

According to a 2005 report of the National Institute of General Medical Sciences, each year in the United States approximately 1.1 million burn injuries require medical attention; approximately 45,000 of these require hospitalization, and roughly half of those burn patients are admitted to a specialized burn unit; up to 10,000 people in the United States die every year of burn-related infections; and complications following serious burns may occur long after the initial incident, often when the patient is in an intensive care unit. Prior to the introduction of Acticoattm in 1998, the standard of care for serious burns had been the use of antibacterial ointments or solutions, usually a form of silver, covered by sterile dressings. Because these creams and solutions are short acting forms of silver, these dressings generally needed to be changed at least daily or more frequently, which can be painful and can interfere with healing because of disruption of the wound bed. Acticoattm dressings with SILCRYSTtm coatings are generally non-adherent and provide for up to seven days of antimicrobial protection. Since its introduction, Acticoattm has been rapidly adopted to replace short acting creams and solutions.

Another important segment of the advanced wound care market is the treatment of traumatic wounds and surgical wounds. Traumatic wounds often have irregular edges and missing flesh, making them difficult to heal and prone to infection. According to the March-April 2005 Journal of the American Podiatric Medical Association, citing data published in 1988, approximately 10 million patients with traumatic wound injuries are seen in U.S. emergency departments each year. Surgical wounds, resulting from incisions, are more regular than traumatic wounds, but still have the potential to become infected. In the United States there were approximately 31 million surgical procedures performed in 2005 according to the 2005 National Hospital Discharge Survey, a survey conducted by the National Center for Health Statistics, a department of the United States Department of Health and Human Services. These procedures range from spinal taps with a needle incision to open heart surgeries, which require large chest incisions. With the increasing resistance of many infectious agents to systemic antibiotics, there is a need for products that can help prevent the entry of infectious agents into the body. We believe that this market segment presents a natural extension for our SILCRYSTtm coatings for wound care products.

Pharmaceutical Market

Following the cancellation in November 2006 of any further development of the pharmaceutical topical cream containing NPI 32101 for the treatment of atopic dermatitis, we are focusing our current pharmaceutical development activities on products containing NPI 32101 silver to treat gastrointestinal conditions.

The gastrointestinal market is composed of the drugs and other treatments for the many diseases causing heartburn, acid indigestion and bowel disorders. We have begun exploring the use of our nanocrystalline technology to treat inflammatory bowel disease, or IBD, consisting of ulcerative colitis and Crohn’s disease. Ulcerative colitis and Crohn’s disease are typically treated with anti-inflammatories, immunomodulators, corticosteroids, antibiotics or other treatments. According to IMS Health, prescription U.S. drug sales for the treatment of IBD were over $1 billion in 2006, including approximately $500 million for the treatment of ulcerative colitis.

Our first focus is on the development of products for the treatment of ulcerative colitis. Ulcerative colitis affects approximately half a million people in the United States alone and about 50% have mild symptoms. The first line of treatment for mild-to-moderate disease is typically a class of drugs known as the 5-ASAs (aminosalicylates). However, not all patients comply with dosing, tolerate the medication, or respond to treatment. If patients do not respond to the 5-ASAs, the other options include much stronger therapies such as biologics, immunomodulators or steroids, which carry potentially severe side effects and high cost in the case of the biologics.

We have completed promising pre-clinical research using NPI 32101 in ulcerative colitis. We have demonstrated in preclinical in vivo models of ulcerative colitis a positive dose response and demonstrated efficacy of NPI 32101 given both orally and rectally. These studies have been repeated with similar efficacy. We believe that NPI 32101 may hold significant potential as a new class of drug in the treatment of ulcerative colitis because it has a novel action and is not another 5-ASA.

A second focus area of development within gastroenterology is the treatment of Clostridium difficile (“C difficile”) associated disease (CDAD). Ulcerative colitis patients may be particularly at risk, however, C difficile is a growing problem in hospitals and a major cause of colitis and diarrhea. During 2007, we presented data at two medical meetings, the Interscience Conference on Antimicrobial Agents and Chemotherapy and the American College of Gastroenterology on the antimicrobial activity of our nanocrystalline silver against both vegetative and spore forms of C difficile.

Acticoattm Products With Our SILCRYSTtm Coatings

We initially developed and received regulatory clearance to market, and then licensed to Smith & Nephew in May 2001, four products using our SILCRYSTtm coatings for the advanced wound care market. In April 2007, together with Smith & Nephew, we developed two new dressings, increasing the number of wound care products with our SILCRYSTtm coating currently sold by Smith & Nephew to a total of six. Pursuant to our amended agreements with Smith & Nephew, we have licensed to Smith & Nephew the exclusive worldwide rights to market, distribute and sell these six existing products with our SILCRYSTtm coatings and any new products that use our SILCRYSTtm coatings or powder technology for use on non-minor skin wounds and burns on humans that we develop together in accordance with the terms of the agreements. Smith & Nephew markets these products under its Acticoattm trademark to healthcare professionals in over 30 countries. Currently, we believe that the existing Acticoattm product line using our SILCRYSTtm coatings targets the premium price segments of the serious wound care dressings market.

In addition to the antimicrobial and anti-inflammatory effects of Acticoattm, Smith & Nephew is promoting the use of Acticoattm products with SILCRYSTtm coatings to help reduce the risk of methicillin-resistant Staphylococcus aureus, or MRSA, transmission. MRSA is one of the many antibiotic-resistant bacteria sometimes called “super bugs”. Our SILCRYSTtm products have proven efficacy in controlling MRSA in the laboratory and the clinic. An independent study sponsored by Smith & Nephew and published in the July 2005 issue of the Journal of Hospital Infection concluded that of all clinically observed wounds treated with Acticoattm dressings in the study, 67% showed a decrease in the MRSA load and 11% showed a complete eradication of MRSA load. The study consisted of using Acticoattm dressings as a cover for ten MRSA colonized wounds in a total of seven patients over the course of three days. Based on these findings, the authors of this study stated their belief that nanocrystalline silver dressings may become an important part of local MRSA management, with potential cost benefits to both patients and the healthcare system. In addition, the authors noted the possibility that nanocrystalline silver dressings may enhance effective antibiotic treatment and reduce therapeutic regimens in diabetics or other patients with conditions that often cause systemic antibiotics to fail to reach infected wounds.

Health care professionals select different types of dressings for different types of wounds. Some wounds are dry while others have excess fluid, or exudate. As a result, an effective portfolio of products must address various wound types. As described below, Smith & Nephew’s Acticoattm product family with our SILCRYSTtm coatings is designed to treat a wide variety of serious wounds. Each of these currently marketed products has been cleared by the FDA and Health Canada.

Acticoattm 3/Acticoattm Burn Dressings

Acticoattm 3 and Acticoattm Burn are dressings offering antimicrobial activity for up to three days. They were first sold in the United States in 1998 and in Europe in 2001, where they are sold under the brand name Acticoattm. Smith & Nephew currently sells these products in over 30 countries around the world, including the United States. Acticoattm 3 and Acticoattm Burn are used extensively in the in-patient burn segment of the wound dressing market. They consist of a rayon/polyester non-woven core between two layers of high-density polyethylene, or HDPE, mesh with SILCRYSTtm coatings that provides an antimicrobial barrier layer to protect wounds. A non-woven inner core retains moisture and improves handling characteristics.

Acticoattm 7 Dressings

Acticoattm 7 is a dressing offering antimicrobial activity for up to seven days. It was first sold in the United States in 2000 and in Europe in 2001. Smith & Nephew currently sells Acticoattm 7 in over 20 countries around the world, including the United States. Acticoattm 7 is used primarily in the chronic wound segment of the wound dressing market. Acticoattm 7 provides consistent seven-day sustained antimicrobial protection for patients with venous stasis ulcers, diabetic foot ulcers, pressure ulcers and other persistent wounds and allows up to seven days before wound dressings are required to be changed. Acticoattm 7 consists of two rayon/polyester non-woven inner cores laminated between three layers of HDPE mesh with SILCRYSTtm coatings.

Acticoattm Absorbent Dressings

The Acticoattm Absorbent Dressing is an alginate dressing for wounds with moderate to heavy exudate, providing antimicrobial activity for up to three days. This product was first sold in 2001 and is currently sold in the United States, Canada and Europe. Acticoattm Absorbent Dressing is used primarily in the chronic wound segment of the wound dressing market. The Acticoattm Absorbent Dressing consists of a calcium alginate fabric coated on both sides with SILCRYSTtm nanocrystals. Alginate dressings are derived from seaweed and are highly absorbent, biodegradable fibrous materials. Alginate dressings are commonly used in advanced wound care because they absorb exudate to help create a moist wound healing environment.

Acticoattm Moisture Control Dressings

The Acticoattm Moisture Control Dressing is a solid foam dressing for wounds with light to moderate exudate, providing antimicrobial activity for up to seven days. Smith & Nephew currently sells the Acticoattm Moisture Control Dressing in the United States and Canada, and introduced it in Europe in 2006. The Acticoattm Moisture Control Dressing is used primarily in the chronic wound segment of the wound dressing market. The Acticoattm Moisture Control Dressing consists of an absorbent foam sandwiched between an outer film and a non-adherent wound contact layer with SILCRYSTtm coatings. The Acticoattm Moisture Control Dressing was developed in collaboration with Smith & Nephew.

We developed two new Acticoattm products in collaboration with Smith & Nephew, which were introduced by Smith & Nephew into the United States market in 2007.

Acticoattm Site

Acticoattm Site is an antimicrobial absorbent 3-layer polyurethane foam dressing for use around vascular and nonvascular percutaneous device sites such as intravenous catheter and external fixation sites that provides an effective barrier to microbial contamination protecting the insertion site from invasive pathogenic microorganisms for up to seven days.

Acticoattm Post-Op

Acticoattm Post-Op is an absorbent post-operative dressing for light to moderate exudate, providing an antimicrobial activity for up to seven days. Acticoattm Post-Op consists of a SILCRYSTtm coated polyurethane layer, a white polyurethane foam pad, and an adhesive coated waterproof polyurethane film layer.

New Acticoattm Products

We have worked with Smith & Nephew to develop new Acticoattm wound care products in the form of line extensions and innovative new dressing designs using SILCRYSTtm coatings. We believe that new products will support Smith & Nephew’s efforts to continue to grow Acticoattm sales by offering dressings designed for specific wound types. Our intent is to continually improve our nanocrystalline coatings so that Acticoattm products reflect our latest developments in silver delivery technology. Since the introduction of the Acticoattm dressing in 1998, the product line has grown from one to six dressing designs with multiple sizes within each dressing design. Several new products are in various stages of development.

Since the execution of the new agreements with us, Smith & Nephew has introduced three new wound care products which use other forms of silver (Algisite Ag, Allevyn Ag and Biostep Ag). We believe that some of these new silver based wound care products will compliment the existing Acticoattm products marketed by Smith & Nephew without impacting sales of Acticoattm products, while others may be viewed by the advanced wound care market as alternatives to certain Acticoattm products, thereby potentially adversely affecting Acticoattm product sales and ultimately our operating revenues in the foreseeable future.

Our Other Products

We bear all costs relating to our research and development activities for our prospective products that are not developed in conjunction with Smith & Nephew. Operating income from our wound care products, which we define as revenue (including milestone payments) less manufacturing costs and other expenses associated with SILCRYSTtm products covered by our agreements with Smith & Nephew, funds a large portion of our product development costs.

Topical Formulation with NPI 32101

While the second Phase 2 clinical trial of the topical cream formulation containing NPI 32101 for the treatment of mild to moderate atopic dermatitis in children and adolescents that we completed in September 2006 did not meet its primary end points, it did demonstrate that treatment with NPI 32101 cream was well tolerated and that the incidence of all adverse events was low and was not different among the NPI 32101-treated groups and the placebo-treated patients. In addition, our NPI 32101 cream formulation has been shown to be stable, cosmetically-acceptable, and to have broad spectrum antimicrobial activity in in vitro testing. Therefore, we believe our NPI 32101 cream has the potential to treat a variety of skin conditions and we are exploring ways to bring this antimicrobial cream to market. In furtherance of this initiative, in July 2007 we obtained 510(k) clearance for a prescription topical device containing our NPI 32101, as a broad spectrum antimicrobial barrier cream to organisms including Pseudomonas aeruginosa and Staphyloccocus aureus, including strains resistant to methicillin — or MRSA. Gaining FDA clearance is only the first step toward marketing our proprietary technology in this new formulation. We are continuing to explore commercialization options and marketing plans and launch timing for this product. Samples of our antimicrobial barrier cream containing our NPI 32101 have been developed. We are currently working on scaling up of production to support the potential commercial opportunities for this product. We have filed another 510(k) application with the FDA to expand the claims and indications for our barrier cream. We have applied for a claim that NPI 321010 cream relieves the signs and symptoms of dermatoses. If our application is cleared by the FDA, we believe it will broaden the market for this potential new product.

Our Pre-Clinical Programs

We are also researching potential pharmaceutical products containing NPI 32101 for use in the treatment of gastrointestinal disorders. Our nanocrystalline silver has exhibited the ability to suppress the expression of several inflammatory cytokines including TNFα and IL-12/23. Over expression of these two cytokines has been linked to IBD such as ulcerative colitis and Crohn’s disease. We have conducted preclinical studies that demonstrate a favorable effect of NPI 32101 on symptoms of ulcerative colitis including a reduction in colon thickening and ulceration. We are continuing these studies in an effort to develop formulations of our API for the treatment of serious gastrointestinal disorders such as mild to moderate ulcerative colitis because we believe that many patients do not respond to currently available treatments for IBD and our API appears, based on preclinical studies, to have anti-inflammatory effects at least equal to sulfasalazine, a drug used to treat IBD.

Our Clinical Development Program

Since the cancellation in 2006 of our clinical program for our topical formulation of NPI 32101 as a pharmaceutical candidate, we have not engaged in further human clinical studies.

Smith & Nephew Agreements

Prior to May 2001, we manufactured, marketed and sold Acticoattm wound care products directly to end users. In May 2001, we entered into a number of agreements with Smith & Nephew providing greatly expanded sales and marketing resources to support the Acticoattm product line, including a license and development agreement under which we licensed to Smith & Nephew the exclusive right to market, distribute and sell products with our SILCRYSTtm coatings that are designed and indicated solely for use on non-minor skin wounds and burns on humans world-wide, and a supply agreement under which we agreed to manufacture these products and supply them exclusively to Smith & Nephew. We also sold various assets to Smith & Nephew in connection with the license and development agreement and the supply agreement, including certain manufacturing equipment (which we then leased back), the Acticoattm trade name and trademark and various regulatory approvals. Pursuant to these original agreements, Smith & Nephew commenced marketing and selling products with our SILCRYSTtm coatings under its Acticoattm trademark.

On September 30, 2007, we entered into amended license and supply agreements with Smith & Nephew that were restructured to better enable the parties to work jointly and individually to support both the continued growth of Acticoattm products and our respective businesses in the context of increasing competitive pressures.

Amended License and Development Agreement

Under the amended license and development agreement, Smith & Nephew has the exclusive right to market, distribute and sell the six existing Acticoattm products using our SILCRYSTtm coatings, including improvements to those products, and any new products for use on non-minor skin wounds and burns on humans, which use our SILCRYSTtm coatings or powder technology that we develop together with Smith & Nephew in accordance with the terms of the agreement. In addition, a non-compete clause in the original license and development agreement was deleted from the new agreement allowing Smith & Nephew to broaden its wound care dressings product line to include other forms of silver. In exchange, Smith & Nephew’s exclusive license was limited in the new license and development agreement to the six existing Acticoattm products and to such new wound care or burn products that we agree to develop together in accordance with the terms of the agreement and using our nanocrystalline silver technology. As well, under the new license and development agreement, we may develop our own wound care and burn products using our nanocrystalline silver technology provided that we offer the new products to Smith & Nephew first. If Smith & Nephew declines to purchase the new products, we may then pursue the commercialization of the products in any manner we choose. The license and development agreement expires in May 2026, although it may be terminated earlier by either party if the other party fails to cure its material breach of the agreement, suspends its operations or ceases to carry on its business, files for bankruptcy or takes other similar actions.

Smith & Nephew has agreed to work with us to develop new products with our SILCRYSTtm coatings or powder technology for use on non-minor skin wounds and burns on humans. We have established a new product development steering group that includes representatives from both NUCRYST and Smith & Nephew to oversee and manage the development of new Acticoattm products under the license and development agreement. Once NUCRYST and Smith & Nephew agree in writing to pursue the development of a new product, it is deemed to be a “New Product” for the purposes of the agreement. We are responsible for our internal costs and expense incurred in connection with the development of New Products up to an aggregate maximum of 1.5% of net sales of Acticoattm products per calendar year and thereafter Smith & Nephew is obligated to reimburse us for all costs and expenses incurred in connection with the development, commercialization, marketing, promotion and sale of all New Products. In 2007, we did not receive any such reimbursement from Smith & Nephew.

We have granted Smith & Nephew a right of first offer to seek a license of wound care or burn products for use on non-minor skin wounds and burns on humans that we develop using our nanocrystalline silver technology on our own outside of the new product development group. If Smith & Nephew declines the opportunity, we are then free to license and sell such products to any person in any manner we choose. The license and development agreement includes performance standards for Smith & Nephew based on its net sales of Acticoattm products and other measures. Under certain circumstances, if the standards are not met, we would be permitted to market, distribute and sell products with our SILCRYSTtm coatings for use on non-minor skin wounds and burns on humans to other parties, other than Acticoattm 3/Acticoattm Burn and Acticoattm 7 which would continue to be subject to the provisions of the license and development agreement giving Smith & Nephew the exclusive right to sell those products in the United States and Canadian markets.

We have granted to Smith & Nephew a non-exclusive royalty-free license to use our SILCRYSTtm trademark for use in marketing, distributing and selling Acticoattm products under our agreements with them. This license also applies to any other marks we develop to identify products that contain our nanocrystalline silver coating technology. Subject to certain exceptions, Smith & Nephew has agreed to include these trademarks in all product labels and sales and promotional literature for Acticoattm products.

Smith & Nephew pays us royalties based on their sales of Acticoattm products. We also receive payments upon the achievement of milestones relating to Smith & Nephew’s sales of Acticoattm products and regulatory matters specified in the license and development agreement. All payments under the license and distribution agreement are made in U.S. dollars. In calculating sales levels for milestone payment thresholds and other purposes under the license and development agreement, sales by Smith & Nephew in currencies other than the U.S. dollar are converted to the U.S. dollar based on the average exchange rate for the prior quarter. In May 2004, in accordance with the agreements, the contractual royalty rate increased and from that date has remained and, under the terms of the agreements, is to remain constant for the life of the agreements, subject only to: (i) the possibility of a negotiated or arbitrator-awarded reduction in royalty rates on sales in countries where patent protection has been lost and a competing product is being sold that would have infringed our patent rights had they been in effect; (ii) the possibility of a negotiated reduction in royalty rates on sales of a particular Acticoattm product where Smith & Nephew does not realize industry standard margins on sales of such products; or (iii) a reduced royalty rate in respect of sales of Acticoattm products in certain countries, including the United States, upon the expiration of patent rights to our SILCRYSTtm coatings in such country. In addition, under our amended agreements with Smith & Nephew, our previous right to receive increased royalty rates on sales of particular Acticoattm products in which Smith & Nephew realized gross profit margins over a specified threshold was eliminated.

We earned a $1.0 million milestone payment in 2001 for the first sale of product in Europe and a $3.0 million milestone payment in 2003 for the receipt of a regulatory approval in Europe. We earned a $5.0 million sales milestone payment in the first quarter of 2004, another $5.0 million sales milestone payment in the third quarter of 2004 and a $5.0 million sales milestone payment during the third quarter of 2005. No milestone payment was earned in 2006. In 2007, we earned a $5 million milestone in the third quarter and another $5 million in the fourth quarter. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $29.0 million of milestone payments we have already received, is $56.5 million.

We have granted Smith & Nephew a right of first offer regarding our assets and technology used to manufacture and supply Acticoattm products. This right of first offer applies only if we desire to sell all or substantially all of these assets. We have also granted to Smith & Nephew a right of first refusal regarding these assets if we receive an offer to purchase them, which we wish to accept, from a competitor of Smith & Nephew’s in the wound care market.

Supply Agreement

Our supply agreement with Smith & Nephew was amended on September 30, 2007. Pursuant to the amended agreement, Smith & Nephew has appointed us as its exclusive supplier of the existing Acticoattm products as well as any new products that we mutually agree to, and we have agreed not to sell these products to anyone else until such time as Smith & Nephew’s license to market, distribute and sell Acticoattm products containing our SILCRYSTtm coatings has terminated or expired. We are obligated to supply the quantity of Acticoattm product specified in a rolling demand forecast provided to us by Smith & Nephew on a monthly basis.

Effective January 1, 2007, the price paid for the products by Smith & Nephew under the revised supply agreement has been amended to recovery of a fixed overhead charge plus all direct costs incurred in manufacturing Acticoattm products, including material, labor, labeling, testing and packaging cost. This pricing mechanism will be used to establish the unit prices that we will charge for each Acticoattm product we supply to Smith & Nephew until the end of 2009. Unit prices will be set at the beginning of each year based on Smith & Nephew’s product forecast and may only be increased, with Smith & Nephew’s agreement, for actual cost increases we incur that are outside our reasonable control. Such cost increases are capped at the amount by which the local level of inflation has increased. The overhead component of the unit pricing mechanism has been fixed at a minimum floor amount equal to all indirect costs we incurred in 2007 related to the manufacture of Acticoattm products, including administration, labor, rent, insurance, utilities, repairs and quality control. Smith & Nephew is obligated to pay to us this fixed floor amount in each of 2007, 2008 and 2009 regardless of the actual volume of Acticoattm products ordered by Smith & Nephew and regardless of any actual overhead cost savings we achieve in those years. The new agreements provide for a reconciliation process such that if we have not received sufficient orders to cover the fixed overhead charge by a certain date each year, we are entitled to immediately invoice Smith & Nephew for the difference. On the other hand, if we have received orders in excess of that which is required to cover the fixed overhead charge by certain dates, Smith & Nephew is entitled to immediately invoice us for the difference. In each case, actual overhead is to be reconciled at December 31 of each year. All payments under the supply agreement are made in U.S. dollars.

Under the supply agreement, we lease certain manufacturing equipment from Smith & Nephew which represented approximately 50% of our total manufacturing capacity at December 31, 2007. If we suffer a material difficulty in supplying Acticoattm products and that difficulty is not cured on a timely basis, this lease would terminate and Smith & Nephew would have the right to take possession of the equipment it leases to us. In such case, Smith & Nephew would also receive the right to use our technology to manufacture, on its own, Acticoattm products for non-minor skin wounds and burns on humans. If within one year of Smith & Nephew commencing to manufacture Acticoattm products under these circumstances, we are able to demonstrate to the reasonable satisfaction of Smith & Nephew that we are once again able to manufacture products in accordance with our agreements with Smith & Nephew, our lease from Smith & Nephew of the previously leased manufacturing equipment would resume at a cost no greater than Smith & Nephew incurred during its period of manufacture, subject to our reimbursing Smith & Nephew for its costs incurred to establish and terminate its manufacturing operations and subject to any then-existing Smith & Nephew third party commitments, and the right of Smith & Nephew to use our manufacturing technology would cease.

Smith & Nephew is responsible for any product recalls, although we have agreed to reimburse Smith & Nephew for its out-of-pocket costs to the extent the adverse event or complaint resulting in the recall was attributable to us.

We have agreed not to use the manufacturing equipment that we lease from Smith & Nephew and use for producing Acticoattm products for other purposes. We have granted Smith & Nephew a right of first offer regarding our assets used to manufacture and supply Acticoattm products if we desire to sell all or substantially all of these assets. We have also granted to Smith & Nephew a right of first refusal regarding these assets if we receive an offer to purchase them, which we wish to accept, from a competitor of Smith & Nephew’s in the wound care market. The supply agreement expires upon the expiration or termination of the license and development agreement (which is scheduled to expire in 2026), although it may be terminated earlier by either party if the other party fails to cure a material breach of the agreement, suspends its operations or files for bankruptcy or takes other similar actions.

Manufacturing and Technology Escrow Agreement

Under the manufacturing and technology escrow agreement, we have deposited with an escrow agent certain documentation and manuals that describe technology used to manufacture Acticoattm products. Upon the occurrence of certain release events, the documentation and manuals would be released by the escrow agent to Smith & Nephew as part of the right to use our technology to manufacture Acticoattm products designed and indicated solely for use on non-minor skin wounds and burns on humans. A release event is defined as a material difficulty supplying Acticoattm products under our supply agreement with Smith & Nephew that is not cured on a timely basis or the occurrence of certain events in connection with our insolvency or bankruptcy.

Security Trust Agreement and Trust Indenture

Under the security trust agreement and the trust indenture, we have granted to Smith & Nephew a security interest in our manufacturing technology and patent rights used in the manufacture of Acticoattm products. This security interest secures our obligations to Smith & Nephew under the manufacturing right that would be granted to Smith & Nephew as described above. Under the security trust agreement and trust indenture, Smith & Nephew may take possession of and use the manufacturing technology and patent rights upon the occurrence of a release event as described under “Smith & Nephew Agreements — Manufacturing and Technology Escrow Agreement.” Accordingly, Smith & Nephew would have the right, upon the occurrence of specified events, to use our manufacturing technologies and patent rights to manufacture Acticoattm products on its own or with a third party. Assignments with respect to the patent rights that are covered by the security interest have been deposited with a trustee under the security trust agreement and the indenture.

Indemnities

We and Smith & Nephew have agreed to indemnify each other in respect of claims resulting from any alleged physical injury or property damage as a result of our respective acts or omissions, the failure to perform our respective obligations under the license and development agreement and the supply agreement, our respective non-compliance with applicable law or regulation, any breach of our respective representations under these agreements, for so long as the particular representation survives. In addition, Smith & Nephew has agreed to indemnify us for claims arising out of its marketing and sale of Acticoattm products except to the extent attributable to us. Also, we have agreed to indemnify Smith & Nephew in respect of claims resulting from any actual or threatened action by any third party alleging our SILCRYSTtm coatings infringe that third party’s intellectual property rights, subject to Smith & Nephew’s remedy for such an infringement action being limited to withholding damages or royalties it must pay on account of the infringement action from amounts or royalties payable to us under the two agreements, unless we have breached any representation to Smith & Nephew in connection with that infringement.

Marketing

Under our revised agreements, Smith & Nephew remains responsible for all sales and marketing activities with respect to Acticoattm dressings. Smith & Nephew supports its local sales and marketing efforts with a marketing team that provides strategic and global market planning for the Acticoattm brand. To maximize the potential of our SILCRYSTtm technology and Smith & Nephew’s global reach, we have worked closely with Smith & Nephew to develop new Acticoattm wound care products with our SILCRYSTtm coatings.

Manufacturing

We manufacture Smith & Nephew’s Acticoattm products with our SILCRYSTtm coatings and our NPI 32101 powder in environmentally-controlled conditions. Our production facility is located in Fort Saskatchewan, Alberta, is ISO 9000 certified and subject to inspection from time to time by regulatory authorities from the United States, Canada and Europe.

We currently purchase most of our raw materials from single suppliers, which in certain circumstances are specified in Smith & Nephew’s product registrations thereby requiring us to obtain such raw materials and supplies from that particular source. The loss of any of these suppliers could result in a disruption in our production while we arrange for a replacement supplier. To reduce this risk, we maintain sufficient inventory levels to continue production for approximately six months. We also maintain approximately one month’s supply of finished goods in inventory to accommodate fluctuations in Smith & Nephew’s demand for Acticoattm products and order lead times. Once we ship products to Smith & Nephew in accordance with an accepted purchase order, Smith & Nephew’s right to return products is governed by our supply agreement and is limited to circumstances where the products are found to be non-conforming with the agreed upon product specifications.

At February 11, 2008, our quality, operations and engineering staff was made up of 96 technicians, some of whom are professional engineers with expertise in quality systems, equipment design, logistics and production. Our Fort Saskatchewan, Alberta facility purchases and stores raw materials, coats wound care dressing components, assembles, labels and packages finished product for sterilization and finally, ships the products to Smith & Nephew.

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

As of February 11, 2008, we hold 23 United States patents having expiration dates ranging from 2011 to 2022. In addition, we are pursuing 22 United States patent applications. Our goal is to hold corresponding patents and applications in our most important target markets outside the United States. Accordingly, we hold 88 corresponding patents from jurisdictions such as European Union countries, Australia, Canada, China and Japan. Moreover, we are pursuing 25 corresponding patent applications outside of the United States, including two patent cooperation treaty applications, which may lead to the filing of additional foreign patent applications.

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

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the term of patents in the countries in which they are obtained. Generally, patents issued in the United States are effective for the longer of 17 years from the issue date or 20 years from the earliest effective filing date if the patent application, from which the patent issued, was filed prior to June 8, 1995; and 20 years from the earliest effective filing date, if the patent application, from which the patent issued was filed on or after June 8, 1995. In addition, in certain instances, the term of a United States patent can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period (as defined in United States patent law). The duration of patents in other countries varies in accordance with provisions of applicable local law, but in countries with major markets typically is 20 years from the earliest effective filing date. Our patent estate, based on patents existing now and pending applications, will expire on dates ranging from 2011 to 2022.

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

Competition

The medical device and pharmaceutical industries are intensely competitive. There are numerous silver-containing advanced wound care dressings and silver-coated medical devices available from a variety of health care companies. Some of these products have been recently introduced and directly compete with Acticoattm dressings. We sell products containing our SILCRYSTtm coatings to Smith & Nephew and Smith & Nephew markets and sells them under its Acticoattm trademark into a larger competitive environment. Smith & Nephew has introduced three new wound care products with other forms of silver (Algisite Ag, Allevyn Ag and Biostep Ag). We believe that some of these new silver based wound care products will serve to simply compliment the existing Acticoattm products marketed by Smith & Nephew without impacting sales of Acticoattm products while others may be viewed by the advanced wound care market as alternatives to certain Acticoattm products, thereby potentially adversely affecting Acticoattm product sales and ultimately our operating revenues in the foreseeable future.

Major competitors in the advanced wound dressing market in which Smith & Nephew’s Acticoattm products are sold include Convatec, a Bristol Myers Squibb company, Johnson & Johnson Wound Management, a division of Ethicon, Inc., Argentum Medical, LLC, Coloplast Corp., AcryMed, Inc., 3M Company, Kinetic Concepts Inc., Mölnlycke Health Care Group AB and Paul Hartmann AG. To the extent that we develop medical device and pharmaceutical products to treat dermatological and gastrointestinal conditions, we will face competition from medical device and pharmaceutical companies developing alternative products to treat these diseases. In addition, we face and will continue to face competition from other major multi-national pharmaceutical companies and medical device companies, specialty pharmaceutical companies, universities and other research institutions.

As previously discussed, under our amended license agreement, for the first time since May 2001, Smith & Nephew may now develop, manufacture and market advanced wound care products that use forms of silver other than our SILCRYSTtm coatings. This means we may now face competition from other silver based advance wound care product manufacturers for Smith & Nephew’s future product development needs. As this form of competition is new to us and in its very early stages, we have not yet identified our direct competitors in this regard and are not yet able to determine what impact, in any, such competition may have on Acticoattm product sales and ultimately our operating revenues in the foreseeable future.

Third-Party Reimbursement and Pricing Controls

In the United States and elsewhere, sales of pharmaceutical products and medical devices depend in significant part on the availability of reimbursement to the consumer from third-party payors, including government health authorities, managed care providers, public health insurers, private health insurers or other organizations. Third-party payors are increasingly challenging the prices charged for medical products and services and examining their cost-effectiveness. It can be time consuming and expensive to go through the process of seeking reimbursement approval from Medicare and private payors. Acticoattm dressings or other products from which we may receive revenue in the future may not be considered cost-effective, and reimbursement may not be available or sufficient to allow these products to be sold on a competitive and profitable basis.

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

In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing controls. Although we do not expect the Medicare Prescription Drug Improvement and Modernization Act of 2003 to have a significant effect on pricing or reimbursement for Acticoattm products, we cannot predict what impact it may have on prices or reimbursement policies for pharmaceutical products, including the products we are developing.

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

Medical Device Regulation.  Under the Federal Food, Drug, and Cosmetic Act, medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Class I medical devices are subject to the FDA’s general controls, which include compliance with the applicable portions of the FDA’s Quality System Regulation, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s general controls and may also be subject to other special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. Class III medical devices are subject to the FDA’s general controls, special controls, and generally pre-market approval prior to marketing.

Acticoattm products with our SILCRYSTtm coatings require pre-market clearance by the FDA through the 510(k) pre-market notification process. When a 510(k) is required, the manufacturer must submit to the FDA a pre-market notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another commercially available, similar device which was subsequently cleared through the 510(k) process. By regulation, the FDA is required to review a 510(k) within 90 days of submission of the application. As a practical matter, clearance often takes longer. All currently marketed Acticoattm products with our SILCRYSTtm coatings have been cleared for marketing pursuant to the 510(k) process.

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

Medical Devices.  All of Smith & Nephew’s Acticoattm products are classified as medical devices in the European Union. In order to sell its medical device products within the European Union, Smith & Nephew is required to achieve compliance with the requirements of the relevant Medical Devices Directive, or MDD, and its national implementations and affix CE markings on its products to attest to such compliance. Therefore, Smith & Nephew must meet the “Essential Requirements,” as defined under the MDD, relating to safety and performance of its products and, prior to their marketing, must successfully undergo verification of its regulatory compliance (“conformity assessment”) by a so-called Notified Body, which is usually a private entity that has been certified and equipped with respective rights by governmental regulators.

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

Smith & Nephew is entitled to affix a CE marking on all of its wound care products with our SILCRYSTtm coatings that are currently marketed in the European Union. There can be no assurance that we or Smith & Nephew will be able to maintain the requirements established for CE marking for any or all of these products or that we will be able to produce these products in a timely and profitable manner while complying with the requirements of the MDD and other regulatory requirements.

Environmental and Occupational Safety and Health Regulations

Our operations are subject to extensive federal, state, provincial and municipal environmental statutes, regulations and policies, including those promulgated by the Occupational Safety and Health Administration, the EPA, Environment Canada, Alberta Environment, the Department of Health Services, and the Air Quality Management District, that govern activities and operations that may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. Some of these statutes and regulations impose strict liability for the costs of cleaning up, and for damages resulting from, sites of spills, disposals, or other releases of contaminants, hazardous substances and other materials and for the investigation and remediation of environmental contamination at properties leased or operated by us and at off-site locations where we have arranged for the disposal of hazardous substances. In addition, we may be subject to claims and lawsuits brought by private parties seeking damages and other remedies with respect to similar matters. If we are subject to governmental or private claims, lawsuits or other actions alleging that we violated environmental laws or that our operations or facilities are not in compliance with environmental laws, we may incur substantial legal costs and we could be subject to fines, penalties and damage awards and we could be required to make substantial expenditures to clean up contaminated sites, any of which could have a material adverse effect on our business.

We have not to date needed to make material expenditures to comply with current environmental statutes, regulations and policies. However, we cannot accurately predict the impact and costs that future statutes, regulations and policies will impose on our business.

Employees

As of February 11, 2008, we had a total of 133 employees in Canada and the United States. Of these 133 employees, 24 were engaged in research and development, 80 in manufacturing and quality assurance and 29 in administration. We had 92, 151 and 158 employees at the end of 2004, 2005 and 2006, respectively. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with employees is good.

Financial Information by Business Segment and Geographic Data

We operate in one business segment consisting of the manufacturing, research, development and commercialization of medical products based on our proprietary noble metal nanocrystalline technology. For information regarding our geographic data, please refer to Note 18 — Segmented Information of our Notes to our Consolidated Financial Statements found in Item 8 of this annual report on Form 10-K.

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

We have a history of net losses. For the year ended December 31, 2003, we had a net loss of $2.3 million and negative cash flow from operations of $2.2 million. We would have realized a net loss and negative operating cash flow for the year ended December 31, 2004, but for the receipt of $10.0 million in milestone payments from Smith & Nephew. For the year ended December 31, 2005, we had negative operating cash flow of $2.1 million, and we would have realized a greater net loss but for the receipt of $5.0 million in milestone payments from Smith & Nephew. For the year ended December 31, 2006, we had a net loss of $10.5 million, negative operating cash flow of $12.6 million and an accumulated deficit of $34.1 million. For the year ended December 31, 2007, we had a net loss of $4.0 million, negative operating cash flow of $2.7 million and an accumulated deficit of $38.1 million. Our ability to generate revenue is dependent on our ability to successfully and in a timely fashion manufacture products for sale by Smith & Nephew and design, develop, obtain regulatory approval for, manufacture, and commercialize our product candidates. We expect to increase our operating expenses and capital expenditures over the next several years as we expand our research and development activities, scale up our manufacturing and quality control operations, develop or acquire new product candidates, and hire additional personnel. As a result, we expect to continue to incur net losses and negative cash flow from operations for the foreseeable future. Therefore, we will be required to obtain additional financing in the future, and additional financing may not be available at times, in amounts or on terms acceptable to us or at all, which would have a material adverse effect on our business. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict the extent of any future losses or when or if we will become profitable.

Prior to our initial public offering in December 2005, we were wholly dependent upon Westaim for financial support, and must now rely on third parties for financing.

In the past, all of our external financing was provided by Westaim and we have relied on Westaim for the ongoing financial support necessary to operate our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” We repaid a portion of our debt to Westaim with a portion of the proceeds of our initial public offering and Westaim exchanged our remaining debt to it for additional common shares. As a result, Westaim does not currently provide us with financing or financial support, nor does it intend to provide us any financing or financial support in the future and to the extent we obtain financing to support our cash need, we will be entirely reliant on third parties for financing. We do not have any lines of credit or other financing arrangements in place with banks or other financial institutions. We will likely require additional external financing in the future and there can be no assurance that we will be able to obtain additional financing on commercially reasonable terms, which would have a material adverse effect on our business.

We are dependent on our relationship with Smith & Nephew.

In May 2001, we entered into a number of agreements with Smith & Nephew. The principal agreements were a license and development agreement under which we licensed to Smith & Nephew the exclusive right to market, distribute and sell products with our SILCRYSTtm coatings that are designed and indicated for use on non-minor skin wounds and burns on humans worldwide, and a supply agreement under which we agreed to manufacture these products and supply them to Smith & Nephew. In September 2007, we modified the terms of our arrangements with Smith & Nephew and entered into an amended and restated license and development agreement and supply agreement with Smith & Nephew. Our agreements with Smith & Nephew are described under the heading “Business — Smith & Nephew Agreements.”

Since May 2001, all of our revenues have been earned under our contracts with Smith & Nephew and Smith & Nephew is currently our only customer. Our revenues under our revised contracts are derived primarily from royalties, which are calculated as a percentage of Smith & Nephew’s sales of Acticoattm products, milestone payments, which are cash payments we receive upon the achievement by Smith & Nephew of certain sales goals or regulatory achievements relating to the Acticoattm products, and payment of our costs incurred in manufacturing Acticoattm products on a fixed price basis. As a result, our revenues generally vary in proportion to increases or decreases in Smith & Nephew’s sales of its Acticoattm products. We therefore depend and will continue to depend on Smith & Nephew to market and sell Acticoattm products successfully. Smith & Nephew reported Acticoattm sales growth of 7% in 2007, as compared to the year ended December 31, 2006 and 9% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. However, Smith & Nephew has previously announced that market conditions in the advanced wound care market, including the silver dressing segment, appear to be becoming more difficult due in part to increased competition and customer cost containment efforts. If Smith & Nephew does not increase future sales of its Acticoattm products, this would likely have a material adverse effect on us and on the market price of our common shares.

The Smith & Nephew agreements expire in 2026. However, Smith & Nephew may terminate our agreements earlier if we fail to cure our material breach of the agreements or if we suspend operations, cease to carry on business or file for bankruptcy or take other similar actions. If Smith & Nephew were to terminate our agreements prior to their expiration, we would lose the benefit of our strategic collaboration and our only current source of revenue.

Smith & Nephew is our only customer for all of our existing products.

We have agreed to exclusively supply existing Acticoattm products to Smith & Nephew and any new products with our SILCRYSTtm coatings or powder that we develop together with Smith & Nephew for use in non-minor skin wounds and burns in humans. Our agreements with Smith & Nephew cover products that are used to treat non-minor skin wounds and burns on humans, which we sometimes collectively refer to as “serious” wounds, excluding consumer first-aid products designed for self-medication or use without advice from a health care professional. We currently do not have any other products being sold in the marketplace. Consequently, all of our revenue is received from Smith & Nephew and is principally comprised of cost reimbursement, royalty payments and milestone payments. The amount of our revenues is determined primarily by the level of sales of Acticoattm products achieved by Smith & Nephew. Moreover, Smith & Nephew is not required to purchase any significant amount of products from us. We are at risk of Smith & Nephew becoming less motivated to market Acticoattm products due to any one of a number of factors, including other products marketed by Smith & Nephew having better profit margins, or achieving greater acceptance or popularity with health care providers, than the Acticoattm products including other silver-based wound care products Smith & Nephew is now free to introduce under our revised agreements. We are also subject to the risk that sales of Acticoattm products will not grow or will decline due to factors outside Smith & Nephew’s control, including competition from products marketed by competitors having better characteristics or lower prices than Acticoattm products resulting in customers generally preferring the competitor’s products.

Smith & Nephew has the authority to unilaterally determine the selling price for Acticoattm products. Smith & Nephew may set a relatively low price for our products, or give discounts or rebates that effectively lower the price of the Acticoattm products, which in either case could reduce our revenues and delay or eliminate receipt of milestone payments.

If we lose our patent rights in a particular country and in respect of a particular SILCRYSTtm coated product and if someone else sells a competing product in that country that would have infringed on our patent rights had they been in effect, then we are obligated to negotiate in good faith with Smith & Nephew for the reduction of the royalty rate applicable to sales of the particular product in that country for so long as the competing product is being sold and we are without patent protection. If those negotiations do not result in any agreement, the matter would be referred to binding arbitration, although there is a limit on the maximum royalty reduction permitted. Any reduction in our royalties will adversely affect our results of operations and financial condition.

Decisions regarding key aspects of our relationship with Smith & Nephew and the pricing and marketing of Acticoattm products are made by a limited number of key Smith & Nephew executives. The departure or replacement of any of these executives could have a material adverse effect on our relationship with Smith & Nephew.

Our future success depends in part on the launch of new Acticoattm products by Smith & Nephew. We have worked in the past and intend to work in the future with Smith & Nephew on the development of such new products; however, the decision to develop or launch a new product, the timing of the development and launch and all related matters are entirely within Smith & Nephew’s discretion. Therefore, there can be no assurance that new products will be developed or launched at all or on the timeline or in a manner favorable to us.

We may be unable to sell our existing products to other parties, even if our agreements with Smith & Nephew expire or terminate.

We have agreed to exclusively supply existing Acticoattm products to Smith & Nephew and any new products with our SILCRYSTtm coatings or powder that we develop together with Smith & Nephew for use on non-minor skin wounds and burns on humans. We do not have the right to sell these products to other parties so long as Smith & Nephew has complied with the terms of our agreements. In addition, we do not have the right to sell the products marketed by Smith & Nephew as Acticoattm 3/ Acticoattm Burn and Acticoattm 7 in the United States or Canada under any circumstances.

If our agreements with Smith & Nephew were terminated or expire, or if we otherwise have the right to sell SILCRYSTtm-coated wound care products to customers other than Smith & Nephew, we may be unable to market, distribute and sell these products or to enter into a marketing, distribution and sales agreement with another distributor. We do not currently have a marketing, distribution or sales organization and we cannot assure you that we would be successful in marketing, distributing or selling our products were we to attempt to do so.

In addition, Smith & Nephew owns and uses the trademark Acticoattm to sell products with our SILCRYSTtm coatings and consequently end-users tend to have greater familiarity with the Acticoattm trademark as compared to the SILCRYSTtm trademark. If our agreements with Smith & Nephew were terminated or expire and we attempted to market products with our SILCRYSTtm coatings ourselves or through a distributor, we would not have the benefit of the Acticoattm trademark.

We may be unable to achieve the cost savings required to offset the manufacturing cost rebate we agreed to pay Smith & Nephew in 2007, 2008 and 2009.

On September 30, 2007, we entered into an amended and restated license and development agreement and a supply agreement with Smith & Nephew. Under the revised supply agreement, we agreed to pay Smith & Nephew, in each of 2007, 2008 and 2009, an annual manufacturing cost rebate of $4.5 million in anticipation of cost savings we expect to achieve in such years. If we are unable to achieve the cost savings required to substantially or completely offset the manufacturing rebate in each of the three years, our results of operations, financial condition and gross margin may be adversely affected in those years and possibly in the future. We did not completely offset the manufacturing rebate in 2007.

We are required to manufacture Acticoattm products according to Smith & Nephew’s forecasts and, if we suffer a material difficulty supplying Acticoattm products, Smith & Nephew would have the right to manufacture or cause a third party to manufacture Acticoattm products using our technology and facilities.

As discussed below, if we suffer a material difficulty in supplying Acticoattm products, Smith & Nephew may manufacture or cause a third party to manufacture Acticoattm products, and in such circumstances we will be subject to a number of risks, including, but not limited to, Smith & Nephew failing to comply with FDA-mandated current good manufacturing practices or similar regulations in other jurisdictions, resulting in mandated production halts or limitations, Smith & Nephew experiencing manufacturing quality or control issues which halt or limit Acticoattm production, and a greater risk that some of our proprietary manufacturing processes and trade secrets will become known to other third parties. Smith & Nephew has on several occasions requested that we increase our production capacity and, as a result, we completed in 2007 a significant expansion of our production capacity. However, we may not be able to do so in the future or to supply Smith & Nephew with the quantity or quality of products it requests. For a description of certain factors that may make it difficult to supply the quantity of Acticoattm products required by Smith & Nephew, see below.

We are obligated to provide the quantity of Acticoattm product specified by Smith & Nephew in its demand forecasts. Meeting anticipated demand for Acticoattm products estimated by Smith & Nephew may require significant scale-up expenses for new facilities and personnel. In setting the annual unit prices we can charge Smith & Nephew for the products we supply, we are permitted to recover the capital expenditures we make to acquire equipment through the inclusion in unit prices of an amount equal to our annual depreciation expense associated with the equipment. Since our depreciation expenses are typically spread out over a number of years, scaling up our manufacturing capability has required and may in the future require that we make substantial up-front cash expenditures for capital equipment for which we will not be reimbursed for a period of several years. Smith & Nephew is not required to reimburse us for any costs incurred in acquiring or improving owned real property, buildings or similar improvements and, as a result, we are and will be required to obtain additional financing to fund any such expenditures we cannot assure you that we will be able to do so. Smith & Nephew’s obligation to reimburse us in any calendar year for increases in our fixed costs that are within our control other than costs incurred at the request of Smith & Nephew, is capped at the greater of a fixed percent and the increase in the Canadian Consumer Price Index. Moreover, we cannot assure you that we will be able to successfully increase our manufacturing capacity to meet anticipated demand or that we will be able to satisfy demand in a cost-effective manner. Further, the demand forecasts provided by Smith & Nephew may materially overstate actual demand for Acticoattm products, thereby resulting in excessive inventories and the potential for loss of product due to shelf-life expiration, or such forecasts may materially understate actual demand for Acticoattm products resulting in lost sales due to the inability to meet demand on a timely basis. Either situation would have a negative impact on our results of operations as would a decision by Smith & Nephew to significantly increase its worldwide inventory levels of Acticoattm products as it did in 2006. While we recognize manufacturing cost reimbursement as revenue upon shipment of Acticoattm products to Smith & Nephew, we do not recognize royalty revenues until Smith & Nephew sells these products to its customers, and consequently, increases in Smith & Nephew’s inventory levels, or changes in the relative contribution of manufacturing cost reimbursement and royalty revenues to our total revenues, has affected and may in the future affect our gross margins.

We lease certain manufacturing equipment from Smith & Nephew which represented approximately 50% of our total manufacturing capacity at December 31, 2007. If we suffer a material difficulty in supplying Acticoattm products (which would give Smith & Nephew the right to assume the manufacture of Acticoattm products as described below), and that difficulty is not cured on a timely basis, this lease would terminate and Smith & Nephew would have the right to take possession of the equipment it leases to us. In such case, Smith & Nephew would also receive the right to use our technology and this equipment to manufacture, on its own, Acticoattm products for non-minor skin wounds and burns on humans. If Smith & Nephew were to take possession of this equipment and manufacture Acticoattm products on its own or with a third party, even for a limited period of time, it would have a material adverse effect on our business.

We have deposited with an escrow agent certain documentation and manuals that describe the technology used to manufacture Acticoattm products. Upon the occurrence of certain release events, the documentation and manuals would be released by the escrow agent to Smith & Nephew as part of the right to use our technology to manufacture Acticoattm products for non-minor skin wounds and burns on humans. A release event is defined as a material difficulty in supplying Acticoattm products under our supply agreement with Smith & Nephew that is not cured on a timely basis or the occurrence of certain events in connection with our insolvency or bankruptcy. In addition, we have granted to Smith & Nephew a security interest in our manufacturing technology and patent rights used in the manufacture of Acticoattm products. This security interest secures our obligations to Smith & Nephew under the manufacturing right that would be granted to Smith & Nephew as described above. Under the security trust agreement and trust indenture, Smith & Nephew may take possession of and use our manufacturing technology and patent rights upon the occurrence of a release event as described above. Accordingly, Smith & Nephew would have the right, upon the occurrence of specified events, to use our manufacturing technologies and patent rights to manufacture Acticoattm products on its own or have them manufactured by a third party. If this were to occur, it would have a material adverse effect on our business and would pose a risk that some of our proprietary manufacturing processes and trade secrets will become known to third parties. In addition, the existence of these Smith & Nephew rights will likely make it more difficult for us to obtain debt and other forms of financing in the future and may also limit the amount investors are willing to pay for our common shares.

We rely on Smith & Nephew for regulatory filings for Acticoattm products and our results would be adversely affected if they do not fully comply with regulatory requirements.

Smith & Nephew is responsible for regulatory filings required for the marketing and sale of Acticoattm products. If Smith & Nephew does not fully comply with regulatory requirements related to these products, then we may be subject to risks which could adversely affect our results of operations and prospects, including but not limited to actions by the FDA or other regulatory authorities which may have the effect of restricting or preventing our ability to market and sell our products, or to have those products marketed or sold. It could also result in increased costs related to compliance with regulatory requirements.

Our agreements with Smith & Nephew may limit our ability to enter into agreements to transfer certain of our assets or to collaborate with third parties in new product development.

We have granted Smith & Nephew a right of first offer regarding our assets and technology used to manufacture and supply Acticoattm products if we desire to sell all or substantially all of these manufacturing assets. We have also granted Smith & Nephew a right of first refusal regarding these manufacturing assets if we receive an offer to purchase them from an outside party, which we wish to accept, from a competitor of Smith & Nephew’s in the wound care market. The existence of these Smith & Nephew rights could limit our ability to enter into transactions involving the transfer of all or substantially all of these assets.

We have also granted Smith & Nephew a right of first refusal to seek a license of any new wound care or burn products we may develop using our silver nanocrystalline technology without Smith & Nephew’s involvement. If Smith & Nephew declines the opportunity, then we are free to license or sell these products. The existence of this Smith & Nephew right may limit our ability to enter into new wound care product development collaborations with third parties involving the use of our nanocrystalline silver technology. Third parties may be discouraged by Smith & Nephew’ right of right refusal from working with us on new product development to meet either their needs or the needs of the advanced wound care market.

We have agreed to indemnify Smith & Nephew for claims under our agreements, which could result in significant costs to us.

We have agreed to indemnify Smith & Nephew in respect of claims resulting from any alleged physical injury or property damage as a result of our acts or omissions, the failure to perform our obligations under the license and development agreement and the supply agreement, our non-compliance with applicable law or regulation, or any breach of our representations under these two agreements for so long as the particular representation survives. Also, we have agreed to indemnify Smith & Nephew in respect of claims resulting from any actual or threatened action by any third party alleging our SILCRYSTtm coatings infringe that third party’s intellectual property rights. Smith & Nephew’s remedy for such an infringement action is limited to withholding damages or royalties it must pay on account of the infringement action from amounts or royalties payable to us under the two agreements, unless we have breached any representation to Smith & Nephew in connection with that infringement.

Our ability to develop and sell future products, particularly our gastrointestinal and future wound care products, is critical to our success, and if we fail to do so, our business and financial condition will suffer.

We have invested and will continue to invest a significant portion of our time and financial resources in the development of future products including products for wound care and gastrointestinal applications. With the discontinuance in 2006 of our clinical trial program for our pharmaceutical product candidate for the treatment of dermatological conditions, we have experienced a setback in the timeline for the development and introduction of potential new products. We are now refocusing our research efforts on preclinical work in gastrointestinal applications of our nanocrystalline technology and we are pursuing the introduction of the NPI 32101 cream formulation as a medical device. The development of medical devices and pharmaceutical products is risky because we cannot be sure that products will be as effective as we anticipate or will receive regulatory approval, and the development of new products is extremely costly and typically extends over many years. Even if we receive regulatory approval, other companies may be able to market similar products prior to the launch of our products, during which time their products may gain a significant marketing advantage. We expect to incur substantial capital expenditures in connection with the development of future products. If we fail to successfully develop and sell our future products then we will not earn any return on our investment in these future products, which will adversely affect our results of operations and could adversely affect the market price of our common shares. It would also adversely affect our financial condition. In addition, if we are unable to develop future products, we will remain dependent on Smith & Nephew’s ability to market and sell Acticoattm products successfully.

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

We may face increased risk of product liability due to the nanocrystalline nature of our technology. If product liability lawsuits are brought against us, they could result in costly litigation and significant liabilities.

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

We have product liability insurance coverage in an amount that we believe is adequate for a company of our size in our industry under a policy maintained by Westaim, which covers Westaim and other entities it controls, and we expect to have this coverage at least until June 30, 2007 when Westaim’s coverage expires at which time we intend to obtain our own insurance policies or continue our coverage under Westaim’s renewed policies, unless Westaim no longer holds more than 50% of our outstanding common shares, and subject to the earlier termination of the services agreement we entered into with Westaim or that portion of the services agreement relating to the provision of insurance to us by Westaim. See “Certain Relationships and Related Party Transactions — Relationship with Westaim — Services Agreement.” Once we are no longer covered by Westaim’s insurance policies, we will have to obtain our own insurance policies, which could result in increased costs or reduced insurance coverage. In addition, our insurance coverage may not protect us against any or all of the product liability claims which could be brought against us in the future, and there can be no assurance that we will be able to obtain product liability insurance in the future at a cost that we deem acceptable, or at all. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim and, if such a claim is successful, damage awards may not be covered, in whole or in part, by our insurance. We may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. We may also be obligated to indemnify our collaborators and make payments to other parties with respect to product liability damages and claims. Defending any product liability claims, or indemnifying others against those claims, could require us to expend significant financial and managerial resources.

The market for advanced wound care and pharmaceutical products is intensely competitive and many of our competitors have significantly more resources and experience than we do, which may limit our commercial opportunities and revenues.

The medical device and pharmaceutical industries are intensely competitive. There are numerous silver-containing advanced wound care dressings and silver-coated medical devices available from a variety of health care companies. Some of these products have been recently introduced and directly compete with Acticoattm. We sell products containing our SILCRYSTtm coatings to Smith & Nephew and Smith & Nephew markets and sells them under its Acticoattm trademark into a larger competitive environment.

We may not be able to compete successfully. Major competitors in the advanced wound dressing market in which Smith & Nephew’s Acticoattm products are sold include Convatec, a Bristol Myers Squibb company; Johnson & Johnson Wound Management, a division of Ethicon, Inc.; Argentum Medical, LLC; Coloplast Corp.; AcryMed, Inc.; 3M Company; Kinetic Concepts, Inc.; Mölnlycke Health Care Group AB and Paul Hartmann AG. To the extent that we develop pharmaceutical products to treat gastrointestinal conditions, we will face competition from pharmaceutical companies developing alternative drugs to treat this disease. In addition, we face and will continue to face competition from other major multi-national pharmaceutical companies, medical device companies, specialty pharmaceutical companies, universities and other research institutions.

Products or treatments of our competitors that exist now or that may be developed in the future may reduce the marketability of the current SILCRYSTtm coatings and any of our future products, particularly to the extent such products:

•	are more effective;

•	have fewer or less severe adverse side effects;

•	have better patient compliance;

•	receive better reimbursement terms;

•	are accepted by more physicians;

•	have better distribution channels;

•	are easier to administer;

•	are less expensive; or

•	are more cost effective.

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

Smith & Nephew, who previously was restricted by a non-competition clause, may now introduce other silver based products that compete with Acticoattm products.

Since May 2001, all of our revenues have been earned under our contracts with Smith & Nephew and Smith & Nephew is currently our only customer. We currently do not have any other products being sold in the marketplace other than the Acticoattm products marketed by Smith & Nephew. Consequently, all of our revenue is received from Smith & Nephew and is principally comprised of royalties, which are calculated as a percentage of Smith & Nephew’s sales of Acticoattm products, milestone payments, which are cash payments we receive upon the achievement by Smith & Nephew of certain sales goals or regulatory achievements relating to the Acticoattm products, and payment of our costs incurred in manufacturing Acticoattm products on a fixed price basis. The amount of our revenues is determined primarily by the level of sales of Acticoattm products achieved by Smith & Nephew and, as a result, our revenues generally vary in proportion to increases or decreases in Smith & Nephew’s sales of its Acticoattm products. We therefore depend and will continue to depend on Smith & Nephew to market and sell Acticoattm products successfully.

We are at risk of Smith & Nephew becoming less motivated to market Acticoattm products due to any one of a number of factors, including other products marketed by Smith & Nephew having better profit margins, or achieving greater acceptance or popularity with health care providers, than the Acticoattm products. On September 30, 2007, with the execution of revised agreements with Smith & Nephew, the magnitude of this risk increased due to the fact that a non-compete provision was removed from the revised agreements allowing Smith & Nephew to introduce other silver based serious wound care products, which it was previously restricted from doing, that could have an adverse effect on the sales of Acticoattm products by Smith & Nephew. Since the execution of the new agreements with us, Smith & Nephew has introduced three new wound care products which use other forms of silver (Algisite Ag, Allevyn Ag and Biostep Ag). We believe that some of these new silver based wound care products will compliment the existing Acticoattm products marketed by Smith & Nephew without impacting sales of Acticoattm products, while others may be viewed by the advanced wound care market as alternatives to certain Acticoattm products, thereby potentially adversely affecting Acticoattm product sales and ultimately our operating revenues in the foreseeable future. We are now at risk of the sales of Acticoattm products failing to grow as they have in the past or declining due to the introduction by Smith & Nephew of new silver based serious wound care products especially to the extent that the new products have or are perceived to have better characteristics, lower prices or better profit margins than Acticoattm products resulting in customers generally preferring the new products and Smith & Nephew generally focusing its sales and marketing efforts on the new products to the detriment of Acticoattm products. If Smith & Nephew does not increase future sales of its Acticoattm products, this would likely have a material adverse effect on us and on the market price of our common shares.

Our future success depends in part on the launch of new Acticoattm products by Smith & Nephew. We have worked in the past and intend to work in the future with Smith & Nephew on the development of such new products; however, the decision to develop or launch a new product, the timing of the development and launch and all related matters are entirely within Smith & Nephew’s discretion. In view of Smith & Nephew’s new ability to introduce other silver based serious wound care products under the revised agreements signed with Smith & Nephew as discussed above, Smith & Nephew may become less motivated to develop new Acticoattm products with us and choose to focus instead on developing other silver based serious wound products. Therefore, while under the previous agreements in place with Smith & Nephew there could be no assurance that new products would be developed or launched at all or on the timeline or in a manner favorable to us, there can be even less assurance regarding those matters under the revised agreements entered into with Smith & Nephew on September 30, 2007.

If we are unable to effectively manage our expected future growth, we may develop too much production capacity resulting in too high of a cost structure to continue to produce Acticoattm products cost effectively or we may develop production capacity too slowly and be unable to meet demand for Acticoattm products with our SILCRYSTtm coatings and, in either event, we may be unable to develop or commercialize future products successfully.

We currently manufacture Acticoattm products with our SILCRYSTtm coatings in our manufacturing facility in Fort Saskatchewan, Alberta. At the end of the third quarter of 2005, we began construction of an expansion of our production facility with an estimated cost of approximately $5.7 million. We also hired additional employees to increase our production capacity. We are funding the up-front costs of the capital expenditures required to acquire the new production equipment associated with this expansion. Once we complete the expansion and start using the new equipment to produce Acticoattm products, we are entitled to recoup these costs over time from Smith & Nephew through reimbursement for depreciation expense, the payment of which are typically spread over a number of years. The capacity expansion is expected to become operational in the first quarter of 2008.

We began this expansion based on forecasted production volumes of Acticoattm products provided to us by Smith & Nephew but cannot guarantee that the production volumes will grow as forecasted or that we will be able to expand production capacity as planned, or at all. In this regard, Smith & Nephew has announced recently that market conditions in the advanced wound care market, including silver dressings segment, has become more competitive due to increased competition and customer cost containment efforts. We are uncertain as to whether or the extent to which this increased competition will have a negative impact on Acticoattm product sales growth. If we complete the expansion and production volumes do not grow as forecasted by Smith & Nephew, we may not need the equipment, and therefore, may not be able to begin recouping our up-front investment through reimbursement of depreciation expense from Smith & Nephew which could have a material adverse effect on our business and results of operation.

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

We rely substantially upon the services of Thomas E. Gardner, our Chairman, President and Chief Executive Officer; Katherine J. Turner, our Vice President, Research & Development; Eliot M. Lurier, our Vice President, Finance and Administration and Chief Financial Officer; David C. McDowell, our Vice President, Manufacturing Operations and Edward Gaj, our Vice President, Corporate Development. Although these individuals have employment agreements with us, we cannot assure you that we will be able to retain their services. In the event Dr. Turner or Messrs. Gardner, Lurier, McDowell or Gaj is terminated without cause, we will be required to make severance payments to such officers under the terms of their respective employment agreements. See “Executive Compensation — Employment Agreements.” We do not currently maintain key man life insurance policies with respect to any of our employees.

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

If we are unable to secure on a timely basis sufficient quantities of the materials we depend on to manufacture Acticoattm products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find replacement suppliers at an acceptable cost, then the manufacture of Acticoattm products may be disrupted, which could increase our costs and have a materially adverse effect on our revenues.

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

We will be required to devote significant resources to the documentation and testing of our operational and financial systems for the foreseeable future. In connection with our initial public offering we took a number of steps to prepare for quarterly financial reporting and we have had only limited operating experience with the improvements we made. We will need to make continued efforts with respect to the documentation of our internal controls in order to meet the requirements of being a public company in the United States and Canada, including the rules under Section 404 of the Sarbanes-Oxley Act of 2002 in the United States and Multilateral Instrument 52-109 — Certification Disclosure in Issuers’ Annual and Interim Filings. However, the improvements we have made to date and the efforts with respect to our accounting processes that we will need to continue to make may not be sufficient to ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in the United States or Canada or result in misstatements in our consolidated financial statements in amounts that could be material. Insufficient internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares and may expose us to litigation risk.

We will incur significant expenses as a result of being a public company.

We have incurred and will continue to incur significant expenses as a result of being a public company. We completed our initial public offering in December 2005 and we have incurred and will continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the SEC and the NASDAQ Global Market, and National Policy 58-201 — Corporate Governance Guidelines implemented by the Canadian securities administrators, have required changes in corporate governance practices of public companies. Compliance with these laws, rules and regulations has substantially increased and will continue to substantially increase our expenses, including our legal and accounting costs, and makes some activities more time-consuming and costly. We also expect that these laws, rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Consequently, we have experienced and expect to continue to experience a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our results of operations and financial condition.

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

Risks Related to Regulatory Matters

Smith & Nephew may be unable to maintain existing regulatory approvals or obtain new regulatory approvals for the Acticoattm products that it currently sells, which would negatively affect our results of operations. Our future products may not be approved by the regulatory agencies, and any failure or delay associated with our product development and clinical trials or the agencies’ approval would increase our product development costs and time to market.

Smith & Nephew is required to maintain regulatory approvals to sell the Acticoattm products that it currently sells and to obtain additional regulatory approvals for those current products to sell them in any new markets. All of our future products will also require regulatory approval before we or any collaborator are allowed to market and sell them. We expect the regulatory approval process to be lengthy and expensive and we will have the burden of proving that our products are safe and effective. Satisfying regulatory requirements may cause our products to become prohibitively expensive. We cannot assure you that Smith & Nephew will be able to maintain existing regulatory approvals for the Acticoattm products it now sells or obtain new regulatory approvals, or that the conditions imposed by regulators will not adversely affect Smith & Nephew’s ability to market those products. Regulatory requirements imposed on products could limit Smith & Nephew’s ability to commercialize its product and our ability to test, manufacture and commercialize our products. Loss of these approvals or an inability to obtain approvals could have a material adverse effect on our business, financial condition or results of operations.

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

Current Acticoattm products are subject to extensive regulation by the FDA, other federal authorities and certain state, provincial, territorial and foreign regulatory authorities. If we, Smith & Nephew or any companies with which we may collaborate in the future obtain regulatory approval for any future products, we, Smith & Nephew and any such collaborators will also be subject to extensive regulation by the FDA, other federal authorities and certain state, provincial, territorial and foreign regulatory authorities. These regulations will impact and do impact in the case of Acticoattm products many aspects of our operations, including manufacturing, record keeping, quality control, adverse event reporting, storage, labeling, advertising, promotion, sale and distribution, export and personnel. The FDA and state, provincial, territorial and foreign agencies may conduct periodic inspections to assess compliance with these requirements. We, together with Smith & Nephew and any companies with which we may collaborate in the future, will be required to conduct post-marketing surveillance of the products. We also may be required to conduct post-marketing studies and safety monitoring. Any failure by us, Smith & Nephew or any companies with which we may collaborate in the future to comply with applicable FDA and other regulatory requirements, or the discovery of previously unknown problems, may result in problems including:

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

See “Business — Government Regulation — United States — Manufacturing cGMP Requirements.”

If government and third-party payors fail to provide coverage and adequate reimbursement rates for Acticoattm products or our future products, our revenues and potential for profitability will be reduced.

Our revenues currently depend in part and will continue to depend upon the reimbursement rates established by third-party payors, including government health administration authorities, managed-care providers, public health insurers, private health insurers and other organizations. These third-party payors are increasingly challenging the price, and examining the cost-effectiveness, of medical products and services. Cost control initiatives could decrease the established reimbursement rates that we receive for any products in the future, which would limit our revenues. Legislation and regulations affecting the pricing of pharmaceutical products or medical devices, including the Acticoattm products, may change at any time, which could limit or eliminate reimbursement rates for Acticoattm or other products. If physicians, hospitals and other users of Acticoattm products or any products we develop in the future fail to obtain sufficient reimbursement from healthcare payors for these products, or if adverse changes occur in governmental and private third-party payors’ policies toward reimbursement for these products, it could negatively affect the demand for these products, which could have a material adverse effect on our results of operations. Significant uncertainty exists as to the reimbursement status, if any, of newly approved pharmaceutical or medical device products, and we have no assurance that adequate or any third-party coverage will be provided for any new products introduced by us. If our new products do not receive adequate coverage and reimbursement, the market acceptance of these products would be adversely affected, which would have a material adverse effect on our results of operations.

We may need to conduct post-marketing clinical trials in order to demonstrate the cost-effectiveness of products. Such studies may require us to commit a significant amount of management time and financial and other resources. Future products may not be reimbursed or covered by any of these third-party payors for our targeted indications.

In many foreign markets, particularly countries in the European Union and Canada, the pricing of medical products is subject to governmental control. In these countries, obtaining pricing approval from governmental authorities can take many months and sometimes years to obtain. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of a product to other available therapies. If reimbursement of such products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, then our revenues could be reduced.

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

Patents.  Our commercial success will depend in part on the patent rights we own or may license in the future. As of January 4, 2008, our patent portfolio was comprised of 23 patents and 22 pending patent applications in the United States and 88 corresponding patents and 25 corresponding patent applications in the other major markets around the world. Our success depends on maintaining these patent rights against third-party challenges to their validity, scope or enforceability. In general, our patent position is subject to the risk that a governmental agency, such as the U.S. Patent and Trademark Office, or PTO, or the courts may deny, narrow or invalidate patent claims.

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

Trademarks.  We have received trademark registrations for the words NUCRYSTtm and SILCRYSTtm as well as associated designs, in many jurisdictions that we consider major markets. We have pending trademark applications in other major market jurisdictions, including the United States.

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

The ability to market Acticoattm products and any other products we develop is subject to the intellectual property rights of third parties.

Acticoattm products, and the product candidates we currently are developing and those we may develop in the future, may infringe patent and other rights of third parties. In addition, our competitors, many of which have substantially greater resources than us and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell products either in North America or international markets. Intellectual property litigation in the pharmaceutical industry is common, and we expect this to continue.

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

Our stock price is volatile. Since our public offering on December 22, 2005 and through February 11, 2008, our common shares have traded on the NASDAQ between $1.27 and $16.88 per share. While our common shares are also traded on the Toronto Stock Exchange, the majority of trading in our common shares has taken place on the NASDAQ. The stock market in general, and the market for stocks of medical devices and pharmaceutical companies in particular, have experienced high volatility. As a result, the market price of our common shares is likely to continue to be volatile, and investors in our common shares may experience a decrease, which could be substantial, in the value of their shares, including decreases unrelated to our operating performance or prospects. The market price of our common shares could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere in this “Risk Factors” section and others such as:

•	variations in our operating performance and the performance of our competitors or companies that are perceived to be similar to us;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	results of pre-clinical and clinical trials by us and our competitors;

•	matters relating to our agreements with Smith & Nephew, including fluctuations in sales of Smith & Nephew’s Acticoattm products;

•	assertions that our intellectual property infringes on the intellectual property rights of others or other matters calling into question our intellectual property;

•	changes in estimates or recommendations by securities analysts;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic collaborations or investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the media or investment community;

•	changes in accounting principles;

•	litigation;

•	terrorist acts, acts of war or periods of widespread civil unrest; and

•	changes in general market and economic conditions.

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

Prior to the issuance of our common shares in our initial public offering, Westaim held 100% of our outstanding common shares. As of February 11, 2008, Westaim holds approximately 75% of our outstanding common shares. Pursuant to the terms of a registration rights agreement between Westaim and us, Westaim may require us, on no more than two occasions, to use reasonable best efforts to register all or a portion of their registrable securities for resale in the public markets in the United States and to file a prospectus qualifying the common shares they own for resale in Canada, so long as the anticipated aggregate proceeds from the sale of such registrable securities, net of underwriting discounts and expenses would exceed $5.0 million and subject to our right to defer filing under certain circumstances. Sales of a significant number of our common shares, or the perception that these sales could occur, could materially and adversely affect the market price of our common shares and impair our ability to raise capital through the sale of additional equity securities.

We have also registered all common shares that we may issue under our amended equity incentive plan and upon exercise of our outstanding share options and share appreciation rights for resale in the public markets in the United States. Shares issued under our amended equity incentive plan and upon the exercise of our outstanding share options and share appreciation rights may be sold without restriction in the Canadian public markets, provided there is compliance with National Instrument 45-102. As of December 31, 2007, 39,200 common shares were issuable on the vesting of restricted share units outstanding under our amended equity incentive plan and 1,405,638 common shares were issuable upon the exercise of options to purchase our common shares outstanding under our amended equity incentive plan. In addition, as of December 31, 2007, 579,299 common shares were reserved for future awards under our amended equity incentive plan.

Westaim controls and will continue to control us and may have conflicts of interest with us or you in the future.

As of December 31, 2007, Westaim owned approximately 75% of our outstanding common shares. In addition, certain of our directors also serve as directors of Westaim.

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

As a foreign private issuer, we are subject to different United States securities laws and rules than a domestic United States issuer, which may limit the information publicly available to our shareholders.

As a foreign private issuer we are not required to comply with all the disclosure requirements of the Securities Exchange Act of 1934 such as proxy statements and therefore there may be less publicly available information about NUCRYST than if we were a United States domestic issuer. In addition, our officers, directors and principal shareholders are exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Securities Exchange Act of 1934 and the rules thereunder. Therefore, our shareholders may not know on a timely basis when our officers, directors and principal shareholders purchase or sell our common shares. All of our directors, officers and principal shareholders will be subject to the insider reporting rules under Canadian securities legislation and are required to file reports in electronic format through the System for Electronic Disclosure by Insiders, or SEDI, disclosing changes in beneficial ownership, or control or direction over, our common shares and other securities. Our shareholders can access such reports at www.sedi.ca.

You may be unable to enforce actions against us or certain of our directors and officers under United States federal securities laws.

We are a corporation organized under the laws of Alberta, Canada. One half of our directors and certain of our officers reside outside of the United States. Service of process upon such persons may be difficult or impossible to effect within the United States. Furthermore, because a substantial portion of our assets, and substantially all of the assets of our non-United States directors and officers and the Canadian experts named herein, are located outside of the United States, any judgment obtained in the United States, including a judgment based upon the civil liability provisions of United States federal securities laws, against us or any of such persons may not be collectible within the United States. In addition, there is doubt as to the applicability of the civil liability provisions of United States federal securities law to original actions instituted in Canada. It may be difficult for an investor, or any other person or entity, to assert United States securities laws claims in original actions instituted in Canada. Therefore, it may not be possible to enforce those actions against us or certain of our directors and officers.

We have outstanding share options that have the potential to dilute shareholder value and cause the price of our common shares to decline.

In the past, we have offered, and we expect to continue to offer, share options, or other forms of share-based compensation to our directors, officers and employees. Share options issued prior to our initial public offering have per share exercise prices below the initial public offering price per share. As of December 31, 2007, we had options outstanding to purchase 1,405,638 of our common shares at a weighted average exercise price of $3.93 per share. The exercise price of some of our outstanding share options are stated in Canadian dollars, and the foregoing weighted average exercise prices, which are stated in United States dollars, are based upon the noon buying rate reported by the Federal Reserve Bank of New York on December 31, 2007. If some or all of these options are exercised and such shares are sold into the public market, the market price of our common shares may decline.

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

ITEM 2.  PROPERTIES

Our Fort Saskatchewan, Alberta facility is leased and consists of manufacturing, laboratory and office space. We lease office and laboratory space in Wakefield, Massachusetts for administration, marketing, sales and pharmaceutical research and development.

We estimate that our existing production facility in Fort Saskatchewan has the capacity to produce Acticoattm products with a value, expressed in terms of the sales price to end users, of approximately $75 million, based on existing product mix and current sales prices. Our current capacity is utilized for customer demand for Smith & Nephew sales and inventory requirements and research and development. We estimate that with the completion of this expansion of our Fort Saskatchewan production facility in the first quarter of 2008, our manufacturing capacity will be increased by approximately 30%, depending on product mix. This expanded manufacturing capacity is expected to be sufficient to meet our immediate production capacity needs required in connection with our development of additional products and the satisfaction of current Smith & Nephew demand for Acticoattm products and is expected to be adequate to meet its near-term forecasted production growth. This estimate is based on a number of assumptions and uncertainties, and actual increases in capacity may be different.

We believe that our leased facilities in Alberta and Massachusetts are generally in good condition, are well maintained, and are generally suitable to carry on our business. In 2007, the Alberta manufacturing facility operated moderately below capacity. We consolidated our research and development activities in our Wakefield facility, which resulted in excess office and laboratory space, because of our suspension of all plans for future clinical trials of the studied formulation NPI 32101 for the treatment of atopic dermatitis.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business, we may be subject to litigation and claims from third parties. We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common shares are traded on the NASDAQ under the symbol “NCST” and on the TSX under the symbol “NCS.” Our common shares began trading on December 22, 2005. The table below sets forth, for the calendar quarter indicated, the high and low sales prices of NUCRYST’s common shares as reported by the NASDAQ and the TSX for the years ended December 31, 2007 and 2006.

	NASDAQ		TSX
	High	Low	High	Low
	(U.S.$)	(U.S.$)	(CDN$)	(CDN$)

2007
First Quarter	$5.58	$3.15	$6.50	$3.67
Second Quarter	$3.62	$1.95	$5.92	$1.99
Third Quarter	$5.84	$1.91	$5.92	$2.01
Fourth Quarter	$2.95	$1.40	$2.96	$1.41
2006
First Quarter	$11.72	$8.88	$13.87	$10.39
Second Quarter	$16.88	$10.56	$18.75	$12.25
Third Quarter	$16.03	$6.60	$18.25	$7.41
Fourth Quarter	$7.78	$3.76	$8.00	$4.36

Number of Shareholders

On February 11, 2008, there were approximately 12 holders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC, and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

Dividends

We did not pay any cash dividends on our share capital in 2007 or 2006 and have no current plans to pay any cash dividends. We currently intend to retain all available cash to finance our operations and the expansion of our business and do not anticipate paying dividends in the foreseeable future. Any determination to pay dividends to holders of our common shares in the future will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, legal requirements and other factors as our board of directors deems relevant. In addition, we may in the future become subject to debt instruments or other agreements that further limit our ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None.

Information regarding our equity compensation plans required by Item 201(d) of Regulation S-K may be found under “Item 12 — Securities Authorized for Issuance Under Equity Compensation Plans.”

Share Price Performance Graph

For each year ending December 31, 2005, 2006 and 2007 the following graph shows the total cumulative shareholder return on a $100 investment in our common stock as compared to the cumulative total return of the NASDAQ Healthcare Index and the cumulative total return of the NASDAQ Composite Index.

	NASDAQ
Date	Healthcare Index	NASDAQ	NCST

2005	100.00	100.00	100.00
2006	100.09	109.52	47.16
2007	111.01	109.81	29.54

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

ITEM 6.  SELECTED FINANCIAL DATA

We have derived the selected consolidated financial data as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 from our audited consolidated financial statements that are included elsewhere in this annual report. We have derived the selected consolidated financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2004 and 2003 from our audited consolidated financial statements. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America or GAAP. Historical results are not necessarily indicative of the results to be expected in future periods.

You should read the following selected consolidated financial data together with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this annual report.

	Year Ended December 31,
	2007	2006	2005	2004	2003

Results of Operations Data:
Revenue:
Wound care product revenue	$20,092	$ 24,369	$18,636	$14,682	$ 8,404
Milestone revenue(1)	10,000	—	5,000	10,000	3,000

Total revenue	30,092	24,369	23,636	24,682	11,404
Costs:
Manufacturing	14,477	16,053	10,015	7,141	4,430
Research and development	6,303	11,162	8,520	8,971	5,704
General and administrative	9,067	6,723	3,945	3,901	2,797
Depreciation and amortization	355	430	300	221	158
Write down of capital assets	1,173	1,049	—	—	—

(Loss) income from operations	(1,283)	(11,048)	856	4,448	(1,685)
Other income (expenses):
Foreign exchange (losses) gains	(3,283)	(298)	193	82	(230)
Interest income	685	1,123	12	66	47
Interest expense(2)	—	(310)	(3,540)	(3,229)	(414)

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(3,881)	(10,533)	(2,479)	1,367	(2,282)
Current income tax (expense) recovery(3)	(140)	41	(162)	(19)	(19)

(Loss) income before cumulative effect of a change in accounting principle	(4,021)	(10,492)	(2,641)	1,348	(2,301)
Cumulative effect of a change in accounting principle	—	(7)	—	—	—
Net (loss) income	$(4,021)	$(10,499)	$(2,641)	$ 1,348	$ (2,301)

Net (loss) income per common share — basic and diluted	$ (0.22)	$ (0.58)	$ (0.27)	$ 0.14	$ (0.24)

Weighted average number of common shares outstanding
— basic	18,333,810	17,964,332	9,764,486	9,727,500	9,727,500
— diluted	18,333,810	17,964,332	9,764,486	9,905,464	9,727,500

(1)	Certain milestone revenue may relate in part to sales activity in prior periods.

(2)	Prior to our initial public offering, Westaim provided all of the external funding necessary to operate our business, and all of the indebtedness reflected on our consolidated balance sheets for periods through December 31, 2005 reflects funding from Westaim. In 2003, Westaim did not charge interest on substantially all of our indebtedness to Westaim. Accordingly, interest expense for the years ended December 31, 2003 is substantially less than the interest expense that would have been incurred had we been charged interest on all of our indebtedness.

(3)	Although we are currently a majority owned subsidiary of Westaim, Canadian tax laws do not allow for the filing of a consolidated income tax return with Westaim. Accordingly, we have filed our own tax returns and the income tax expenses reflected in the above financial data reflect our actual consolidated income tax expense for the applicable periods.

	As of December 31,
	2007	2006	2005	2004	2003

Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,841	$18,926	$35,901	$948	$201
Current assets	37,618	33,591	48,992	8,002	4,655
Total assets	51,299	45,892	59,460	15,597	10,042
Current liabilities(1)	3,828	2,306	45,691	37,181	31,273
Working capital (deficiency)	33,790	31,285	3,301	(29,179)	(26,618)
Common shares	82,776	82,672	42,629	3,534	3,534
Accumulated other comprehensive income (loss)	557	(5,490)	(5,281)	(4,180)	(2,479)
Accumulated deficit	(38,099)	(34,078)	(23,579)	(20,938)	(22,286)
Total shareholders’ equity (deficit)	46,745	43,586	13,769	(21,584)	(21,231)

(1)	Includes indebtedness to Westaim of $0, $0, $39,642, $33,482, $29,612 as of December 31, 2007, 2006, 2005, 2004, and 2003 respectively.

	Year Ended December 31
	2007	2006	2005	2004	2003

Wound care product revenue	$24,592	$24,369	$18,636	$14,682	$8,404
Manufacturing cost rebate	(4,500)	—	—	—	—

Net wound care product revenue	$20,092	$24,369	$18,636	$14,682	$8,404
Milestone revenue(1)	10,000	—	5,000	10,000	3,000

Total revenue	$30,092	$24,369	$23,636	$24,682	$11,404
Manufacturing costs	$14,477	$16,053	$10,015	$7,141	$4,430
Gross margin excluding milestone revenue(2)	$5,615	$8,316	$8,621	$7,541	$3,974
Gross margin percent excluding milestone revenue(2)	27.9%	34.1%	46.3%	51.4%	47.3%

(1)	Certain milestone revenue may relate in part to sales activity in prior periods.

(2)	Gross margin excluding milestone revenue is equal to wound care product revenue minus manufacturing costs. Gross margin percent excluding milestone revenue is equal to gross margin excluding milestone revenue divided by wound care product revenue.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this management’s discussion and analysis, unless otherwise specified, all monetary amounts are in thousands of United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements attached to this management’s discussion and analysis, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the December 31, 2007 noon buying rate reported by the Federal Reserve Bank of New York, being U.S. $1.00 = C$0.9881

Overview & Current Developments

We develop, manufacture and commercialize innovative medical products that fight infection and inflammation based on our noble metal nanocrystalline technology. Our patented technology enables us to convert silver’s microcrystalline structure into an atomically disordered nanocrystalline coating. We believe that this conversion can enhance silver’s natural antimicrobial properties and that currently marketed products with our SILCRYSTtm coatings meet important patient needs. In addition, our nanocrystalline silver has exhibited potent anti-inflammatory properties in preclinical studies. We produce our nanocrystalline silver as a coating for wound care products under the trademark SILCRYSTtm and as a powder, which we refer to as NPI 32101, for use in medical devices and as an active pharmaceutical ingredient.

We developed and sold advanced wound care products with our SILCRYSTtm coating under the Acticoattm trademark until May 2001 when we entered into a series of agreements with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under these original agreements, we licensed to Smith & Nephew the exclusive right to market, distribute and sell products with our SILCRYSTtm coatings for use on non-minor skin wounds and burns on humans world-wide, and agreed to manufacture these products and supply them exclusively to Smith & Nephew. We also sold various assets to Smith & Nephew in connection with the license and supply agreements, including the Acticoattm trade name and trademark, various regulatory approvals and certain manufacturing equipment, which we lease back. Advanced wound care products with our SILCRYSTtm coatings have received FDA clearance and approval of other regulators and are now sold by Smith & Nephew in over 30 countries around the world, including the United States, under its Acticoattm trademark. We work with Smith & Nephew to develop new Acticoattm wound care products with our SILCRYSTtm coating. Smith & Nephew’s recently launched Acticoattm Post-Op and Acticoattm Site products resulted from these efforts, increasing the number of wound care products with our SILCRYSTtm coating currently sold by Smith & Nephew to a total of six.

On September 30, 2007, we entered into amended license and supply agreements with Smith & Nephew that were restructured to better enable the parties to work jointly and individually to support both the continued growth of Acticoattm products and our respective businesses in the context of increasing competitive pressures. Pursuant to the amended agreements, a non-compete clause in the original agreements was deleted to allow Smith & Nephew to broaden its wound care dressings product line to include other forms of silver. In exchange, Smith & Nephew’s exclusive license was limited in the new agreements to existing Acticoattm products and such new wound care or burn products that the parties agree to develop together using our nanocrystalline silver technology. As well, under the new agreements, we may develop our own wound care and burn products using our nanocrystalline silver technology provided that we offer such products to Smith & Nephew first. If Smith & Nephew declines to adopt and market the new products, we are then free to pursue the commercialization of the products in any manner we choose.

Effective January 1, 2007, under the new supply agreement, the method by which we determine the price we charge for the products we manufacture and supply to Smith & Nephew has been changed from a fully allocated cost of manufacturing reimbursement mechanism to a system whereby we recover a fixed overhead charge plus all direct costs incurred in manufacturing Acticoattm products, including direct material, direct labor, labeling, testing and packaging. In addition, as part of the new pricing mechanism, we agreed to pay Smith & Nephew an annual manufacturing cost rebate in the amount of $4.5 million in each of 2007, 2008 and 2009 in anticipation of annual reductions we intend to achieve in our cost of goods manufactured for Smith & Nephew over the same time period. We recognize the manufacturing cost rebate as a reduction to wound care product revenue. We made adjustments to our manufacturing and research operations in 2007 to conserve cash and control expenses including reductions in our workforce of approximately 12% of our total employees. Through these workforce reductions together with the implementation of manufacturing production efficiencies and overhead cost reduction initiatives, we achieved actual reductions in our overhead costs in 2007 sufficient to partially offset the manufacturing cost rebate we paid to Smith & Nephew in 2007.

Our results of operations currently depend solely on Acticoattm product sales generated by Smith & Nephew under our revised agreements. The Acticoattm product line competes in the advanced wound care products market, which according to Frost & Sullivan, a market research firm, was an approximately $1.5 billion global market in 2005 and is projected to grow to approximately $2.6 billion by 2011. The Acticoattm product line targets the premium-priced segments of the serious wound care dressings market. Acticoattm products are used for a wide variety of wound types by hospitals, clinics, burn centers, doctors’ offices, home healthcare agencies and nursing homes.

Since the execution of the new agreements, Smith & Nephew has introduced three new wound care products with other forms of silver (Algisite Ag, Allevyn Ag and Biostep Ag). We believe that some of these new silver based wound care products will serve to simply compliment the existing Acticoattm products marketed by Smith & Nephew without impacting sales of Acticoattm products while others may be viewed by the advanced wound care market as alternatives to certain Acticoattm products, thereby potentially adversely affecting Acticoattm product sales and ultimately our operating revenues in the foreseeable future.

Outside of our Smith & Nephew agreements, we are continuing our efforts to extend our nanocrystalline silver technology to develop pharmaceutical products and other medical devices to combat infection and inflammation. We are conducting preclinical research for the use of NPI 32101 for the treatment of gastrointestinal conditions and we are exploring commercialization avenues for a topical barrier cream containing NPI 32101.

Our Board of Directors was pleased to announce that Mr. Thomas E. Gardner was appointed Chairman of the Board, President and Chief Executive Officer. Mr. Gardner is an experienced CEO with a track record of creating shareholder value. We determined that Mr. Gardner’s experience in managing emerging healthcare technology companies would benefit NUCRYST in the development and commercialization of our pipeline medical products. A director of NUCRYST since May 2007, Mr. Gardner specializes in the strategic positioning of companies with particular emphasis on pharmaceuticals, medical devices and healthcare information. Prior to his current assignments, Mr. Gardner was CEO of a number of public and private companies including: Songbird Hearing, Datamonitor, Base Ten Systems and Access Health. From 1970 to 1995, Mr. Gardner held senior marketing and general management positions at Procter & Gamble, Johnson & Johnson, Simon & Schuster and IMS Health.

We are a majority owned subsidiary of The Westaim Corporation (“Westaim”), a Canadian company incorporated in Alberta and the shares of which are listed on the Toronto Stock Exchange. Westaim owns approximately 75% of our outstanding common stock as of the date of filing of this annual report. Prior to our initial public offering, all of our external financing was provided by Westaim and we relied upon Westaim for the ongoing financial support necessary to operate our business. We are now entirely reliant on third parties for financing necessary to satisfy any future need we may have for cash in excess of that which is generated by Smith & Nephew sales of Acticoattm products. We do not have any lines of credit or other financing arrangements in place with banks or other financial institutions. We will likely require additional external financing in the future and there can be no assurance that we will be able to obtain additional financing as and when required.

Revenue Recognition

We currently do not have any products being sold in the marketplace other than Acticoattm wound care products being sold by Smith & Nephew. Consequently, our results of operations depend solely on Acticoattm product sales generated by Smith & Nephew under our amended agreements with Smith & Nephew. The amount of our revenues in general and royalty revenues in particular, is determined primarily by the level of sales of Acticoattm products achieved by Smith & Nephew. We believe that the demand for Acticoattm products with our SILCRYSTtm coatings licensed to Smith & Nephew is and will be driven by demographic factors, including population aging, the incidence of medical conditions such as diabetes and obesity; by the displacement of traditional wound care products that we believe are clinically less effective than products using our SILCRYSTtm coatings; by the introduction of Acticoattm products using our SILCRYSTtm coatings to new countries and for new applications; and by the degree to which Smith & Nephew is successful in selling and marketing these products in view of increasing competition from other silver-based wound care products, including any such products that Smith & Nephew may now introduce pursuant to its new freedom to do so under our amended agreements. On February 7, 2008, Smith & Nephew reported its annual 2007 results for wound care. Smith & Nephew reported Acticoattm sales growth of 7% in the year ended December 31, 2007 as compared to the year ended December 31, 2006 and 9% for the year ended December 31, 2006 as compared to the year ended December 31,

2005. However, we believe that market conditions in the advanced would care market, including the silver dressing segment, have become more competitive due in part to increased competition and customer cost containment efforts. We are uncertain as to whether or the extent to which this increased competition or Smith & Nephew’s new ability to introduce other silver-based serious wound care products will have a negative impact on Acticoattm product sales growth and our revenues in the near future, as it will depend on future events, including Smith & Nephew’s response to market conditions. Any termination of or significant disruptions in our agreements or relationship with Smith & Nephew, or a significant reduction in sales of Acticoattm products, would likely have a material adverse effect on our business and results of operations.

Our revenues under our amended license and supply agreements with Smith & Nephew consist of manufacturing cost reimbursements on a fixed price basis, royalties, payments upon the achievement of specified milestones and reimbursement of a portion of the costs we incur in connection with the development of and improvement to SILCRYSTtm coated products covered by the agreements. Smith & Nephew previously reimbursed us for our fully allocated costs of manufacturing the products we sell to them, including both direct and indirect costs. Under the new supply agreement, effective January 1, 2007, the price we char for the Acticoattm products we manufacture and supply to Smith & Nephew has been amended to recovery of a fixed overhead charge plus all direct costs incurred in manufacturing Acticoattm products, including direct material, direct labor, labeling, testing and packaging. This pricing mechanism will be used to establish the unit prices that we will charge for each Acticoattm product we supply to Smith & Nephew until the end of 2009. Unit prices will be set at the beginning of each year based on Smith & Nephew’s product forecast and may only be increased, with Smith & Nephew’s agreement, for any actual cost increases we incur that are outside our reasonable control and which increases are capped at the amount by which the local level of inflation has increased. The overhead component of the unit pricing mechanism has been fixed at a minimum floor amount equal to all indirect costs we incur in 2007 related to the manufacture of Acticoattm products, including administration, labor, rent, insurance, utilities, repairs and quality control. This fixed floor amount is payable by Smith & Nephew in each of 2007, 2008 and 2009 regardless of the actual volume of Acticoattm products ordered by Smith & Nephew and regardless of any actual overhead cost savings we achieve in those years. The new agreements provide for a reconciliation process such that if we have not received sufficient orders to cover the fixed overhead charge by a certain date each year, we are entitled to immediately invoice Smith & Nephew for the difference. On the other hand, if we have received orders in excess of that which is required to cover the fixed overhead charge by certain dates, Smith & Nephew is entitled to immediately invoice us for the difference. In any event, actual overhead will be reconciled at December 31 of each year.

As part of the new pricing mechanism, we agreed to pay Smith & Nephew an annual manufacturing cost rebate in the amount of $4.5 million in each of 2007, 2008 and 2009 in anticipation of annual reductions we intend to achieve in our cost of goods manufactured for Smith & Nephew over the same time period. We recognize the manufacturing cost rebate as a reduction to wound care product revenue. We achieved actual reductions in our overhead costs in 2007 and expect to maintain these reductions and achieve further reductions through 2009. We expect the cost reductions will substantially and possibly even completely offset the impact of the manufacturing cost rebate on our wound care product revenues received from Smith & Nephew. In addition, if we are able to achieve cost savings such that our actual total cost of goods manufactured for Smith & Nephew in any of the three years is less than 18% of net sales of Acticoattm products, we have agreed to reimburse Smith & Nephew 70% of the amount by which our total cost of goods manufactured differs from the eighteen percent of net sales. In 2010, the revised agreements contemplate that we will determine a new cost recovery structure that takes into account actual cost savings we achieve in the previous three years.

Our manufacturing costs are recorded both as expense and revenue items on the consolidated statement of operations to the extent they are directly reimbursable by Smith & Nephew. Reductions in overhead costs will be reflected as a reduction of expense and may benefit our gross margin upon shipment to Smith & Nephew. In addition, although we are required to fund the up-front costs of capital expenditures to acquire equipment used to manufacture Acticoattm products, we are entitled under our agreements to recoup those costs over time through reimbursement for depreciation expense. At the end of the third quarter of 2005, based on Smith & Nephew’s demand forecasts, we began construction of an expansion of our Fort Saskatchewan facility with an estimated cost of approximately $5.7 million. As of December 31, 2007, this expansion was substantially complete. We expect the expansion to be operational in the first quarter of 2008. Under the previous agreements, we would not have been entitled to begin recouping these costs over time from Smith & Nephew through reimbursement for depreciation expense until we began using the equipment to produce Acticoattm products. At the current rate of Acticoattm product sales growth, we did not anticipate needing the new manufacturing capacity as early as we had previously expected when we undertook the expansion and possibly not for the foreseeable future, such that we did not expect to be in a position to begin recovering depreciation expense from Smith & Nephew for some time.

However, under the new amended agreements, commencing January 1, 2008, we will be entitled to include partial depreciation of the new production facility and equipment in the cost of goods sold to Smith & Nephew. Once we begin using the equipment to produce Acticoattm products, inclusion of full depreciation in the cost of goods sold to Smith & Nephew will commence (subject to any proportionate use we make of the equipment for our own purposes).

The royalty rates under the new agreements have been maintained except for the elimination of a supplemental royalty that was payable to us only if certain gross profit margins were achieve on sales of Acticoattm products over a specified threshold. We record our royalty revenues upon the sale of our products by Smith & Nephew to its customers. Our royalty revenue varies in proportion to increases or decreases in Smith & Nephew’s sales of its Acticoattm products. In that regard, Smith & Nephew has authority to unilaterally determine the selling price for its Acticoattm products. Moreover, although Smith & Nephew has agreed to use reasonable commercial efforts to market Acticoattm products, Smith & Nephew is not required to purchase any significant amount of product from us. In May 2004, in accordance with the agreements, the contractual royalty rate increased and from that date has remained and, under the terms of the agreements, is to remain constant for the life of the agreements, subject only to: (i) the possibility of a negotiated arbitrator-awarded reduction in royalty rates on sales in countries where patent protection has been lost and a competing product is being sold that would have infringed our patent rights had they been in effect; (ii) the possibility of a negotiated reduction in royalty rates on sales of a particular Acticoattm product where Smith & Nephew does not realize industry standard gross profit margins on sales of such products; or (iii) a reduced royalty rate in respect of sales of Acticoattm products in certain countries, including the United States, upon the expiration of patent rights to our SILCRYSTtm coating in such country. Upon the expiration of certain patents beginning in 2014, we may be required to implement royalty reductions in respect of certain products in certain countries in which the patents have expired. It is also possible that, from time to time, certain products may fall within category (ii) above on a temporary basis and, while we are not obligated to agree to royalty reductions in those circumstances, we may choose to do so if we determine it is appropriate under the circumstances.

We also receive milestone payments upon Smith & Nephew’s achievement of specified sales levels of Acticoattm products and upon the achievement of regulatory events specified in our agreements with Smith & Nephew. The achievement of both of these events is out of our control and, therefore, it is uncertain as to whether or when we will earn future milestone payments. The new agreements amended the criteria for the achievement of the next milestone such that we immediately earned a milestone payment of $5.0 million during the quarter ended September 30, 2007. We earned an additional $5.0 million milestone in the fourth quarter of 2007. The achievement criteria for the remaining milestone payments remain unchanged under the new agreements. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $29.0 million of milestone payments we have already received, is $56.5 million. The timing and receipt of a milestone payment affects the comparability of period-to-period results and may have a material effect on financial results. Smith & Nephew previously reimbursed us for all costs and expenses incurred in connection with approved research and development activities for the development of new products and improvements to existing products covered by our agreements with Smith & Nephew. Under the new agreements, we will now cover our own internal development costs incurred in the joint development of new products with Smith & Nephew up to a maximum amount per year equivalent to 1.5% of Smith & Nephew’s net sales of Acticoattm products in the year. Thereafter, Smith & Nephew will be required to once again reimburse us for all costs and expenses we incur in the joint development of new products with Smith & Nephew in the year. During the year ended December 31, 2007, no reimbursement for research and development costs was received from Smith & Nephew. All payments under our agreements with Smith & Nephew are made to us in U.S. dollars. In calculating sales levels for milestone payments, and for other purposes under the agreements, sales by Smith & Nephew in currencies other than the U.S. dollar are converted to the U.S. dollar based on the average exchange rate for the prior quarter.

We currently purchase most of our raw materials from single suppliers. The loss of any of these suppliers could result in a disruption in our production while we arrange for a replacement supplier. To reduce this risk, we maintain sufficient inventory levels to continue production for approximately six months.

The exclusive right we granted to Smith & Nephew to market, distribute or sell existing Acticoattm products with our SILCRYSTtm coatings in the field of serious wounds and burns does not apply to other types of products that we may develop for use outside of the field using our technology, including, among other things, the products we are developing using NPI 32101 or our SILCRYSTtm coating, except that, to the extent that any new products using our nanocrystalline silver have commercial value in the field of serious wounds and burns, we have agreed, as discussed above, to offer the new products to Smith & Nephew for use in the field. If Smith & Nephew declines the new products, we are then free to commercialize the products in any manner we choose in any field.

New Product Development

We bear all costs relating to our research and development activities for our prospective products outside of our agreements with Smith & Nephew.

In the future, to expand our product line, we may consider acquisitions of intellectual property or companies engaged in the development or production of drugs or devices. Any acquisitions may require that we obtain additional financing.

Pharmaceutical Products

We are developing pharmaceutical products using NPI 32101 to extend our nanocrystalline silver technology to the treatment of infectious and inflammatory conditions. We are currently focusing our research and development efforts on conducting preclinical work for pharmaceutical applications of our nanocrystalline technology.

Medical Devices

We have developed a topical cream formulation containing our NPI 32101 which has been shown in clinical studies to be stable and cosmetically-acceptable. In vitro testing has also shown the cream formulation to have broad spectrum antimicrobial activity. We announced on July 19, 2007 that the FDA granted 510(k) clearance for a prescription topical device containing our NPI 32101, as a broad-spectrum antimicrobial barrier cream to organisms including Pseudomonas aeruginosa, Staphyloccocus aureus, including strains resistant to methicillin — or MRSA. Gaining FDA clearance is a first step toward marketing our proprietary technology in this new formulation. We are actively exploring commercialization options and, as part of this process, market plans and timing for this product will be determined. We expect that the market potential for this potential new product will be largely determined by the distribution channel decisions we are currently in the process of evaluating.

We have recently filed another 510(k) submission to the FDA to expand the claims and indications for our barrier cream. We have applied for a claim that NPI 32101 cream relieves the signs and symptoms of dermatoses. If our application is cleared by the FDA, we believe it will broaden this potential new product’s market potential.

Results of Operations

	Year Ended December 31
	2007	2006	2005
	(in thousands)

Wound Care Product Revenue	$24,592	$24,369	$18,636
Manufacturing Cost Rebate	(4,500)	—	—

Net Product Related Revenue	$20,092	$24,369	$18,636
Milestone Revenue	10,000	—	5,000

Total Revenue	$30,092	$24,369	$23,636
Manufacturing Costs	14,477	16,053	10,015
Gross Margin Excluding Milestone Revenue	$5,615	$8,316	$8,621
Gross Margin Percent Excluding Milestone Revenue	27.9%	34.1%	46.3%

(1)	Certain milestone revenue may relate in part to sales activity in prior periods.

(2)	Gross margin excluding milestone revenue is equal to wound care product revenue minus manufacturing costs. Gross margin percent excluding milestone revenue is equal to gross margin excluding milestone revenue divided by wound care product revenue.

Year Ended December 31, 2007 and December 31, 2006

Revenue.  Total revenue which consists of wound care product revenue (less the manufacturing cost rebate) and milestone revenue for the year ended December 31, 2007 was $30.1 million compared to $24.4 million for the year ended December 31, 2006. The increase of $5.7 million is attributable primarily to $10.0 million in milestone payments that were earned from Smith & Nephew. The impact of these milestones were partially offset by the combined impact of the new manufacturing cost rebate we agreed to pay Smith & Nephew in 2007 under the revised supply agreement; and the impact of an increase in wound care product revenue experienced in the year as compared to the same period in 2006. Under the revised supply agreement, we are to pay Smith & Nephew an annual $4.5 million manufacturing cost rebate in 2007, 2008 and 2009 in anticipation of annual reductions we intend to achieve in our cost of goods manufactured for Smith & Nephew over the same time frame. Wound care product revenue which consists of royalty revenues and manufacturing cost reimbursements from Smith & Nephew increased by approximately $0.2 million to $24.6 million for the year ended December 31, 2007 compared to $24.4 million for the year ended December 31, 2006 due to increased product orders received from and shipped to Smith & Nephew and increased royalty revenue received from Smith & Nephew.

Manufacturing Costs.  Manufacturing costs for the year ended December 31, 2007 were $14.5 million compared to $16.1 million for the year ended December 31, 2006. The decrease of $1.6 million is primarily attributable to the combined effect of manufacturing cost savings realized in the period through the implementation of efficiencies in our manufacturing process, together with the effect of the shipment to Smith & Nephew in 2007 of products out of our finished goods inventory that were produced in 2006 at a lower cost per unit than products produced in 2007. At the end of 2007, we had finished goods inventory of $0.2 million as compared to $2.8 million at December 31, 2006. During 2007, we recognized significant cost reductions in our manufacturing process and overhead structure to partially offset the $4.5 million manufacturing cost rebate paid to Smith & Nephew in 2007. These cost reductions were achieved primarily through lower headcount, manufacturing process improvements and leased space consolidations. We expect to continue to manage our manufacturing costs to achieve further reductions in 2008.

Gross Margin.  Gross margin excluding milestone revenue for the year ended December 31, 2007 was $5.6 million or 27.9% compared to $8.3 million or 34.1% for the year ended December 31, 2006. The decrease of $2.7 million or 32.5% is attributable primarily to a $4.5 million manufacturing cost rebate that was recognized in 2007 as a reduction to wound care product revenue. No such cost rebate amount was recognized in the year ended December 31, 2006. The effect of the manufacturing cost rebate on gross margin was only partially offset by manufacturing cost reductions realized in the period and the shipment of finished goods out of our inventory at the beginning of 2007 which had a lower cost per unit than goods subsequently produced and shipped to Smith & Nephew in 2007. Pursuant to our revised agreements with Smith & Nephew, we have agreed to pay a $4.5 million manufacturing cost rebate in each of 2008 and 2009. We expect the manufacturing cost rebate to continue to affect our gross margin in 2008 and 2009 to the extent that we are unable to realize and maintain manufacturing cost overhead reductions sufficient to offset the rebate in each of 2008 and 2009.

We recognize manufacturing revenue when we ship our products to Smith & Nephew and recognize royalty income when Smith & Nephew sells our products to its customers. Consequently, our gross margin percent may vary from period to period due to differences in timing of when we ship our products to Smith & Nephew and when Smith & Nephew sells our products to its customers. In the year ended December 31, 2007, we manufactured lower volumes of Acticoattm products as compared to the year ended December 31, 2006, due in part to the completion of Smith & Nephew’s program to increase world-wide inventory levels in 2006. Smith & Nephew did not build further inventory levels in 2007. Lower production volumes in 2007 were also due to the fact that we ended 2006 with $2.8 million of finished goods inventory which we used to satisfy product orders received from Smith & Nephew in 2007.

Research and Development Costs.  Research and development costs for the year ended December 31, 2007 were $6.3 million compared to $11.2 million for the year ended December 31, 2006. The decrease of $4.9 million from 2007 to 2006 is due in part to the fact that in the third quarter of 2006 we completed the only clinical study we had underway, our Phase 2 dermatological clinical study, and no new clinical studies were initiated in 2007. The decrease is also partly due to the reductions we made to our research operations and staff in 2007 to conserve cash and control expenses.

General and Administrative Costs.  General and administrative costs for the year ended December 31, 2007 were $9.1 million compared to $6.7 million for the year ended December 31, 2006. The increase of $2.4 million is attributable primarily to stock option compensation expense recognized in the year, severance costs relating to the resignation of our former Chief Executive Officer on August 22, 2007, consulting services relating to business development, placement fees for our new Chief Executive Officer and design services for the consolidation of our leased manufacturing facility in Fort Saskatchewan, Alberta.

Income Taxes.  Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases. We have net operating loss carry forward for income tax purposes of approximately $35.0 million at December 31, 2007 compared to $32.3 million at December 31, 2006 and unclaimed scientific research and experimental development expenditures of approximately $8.6 million at December 31, 2007 compared to $5.7 million at December 31, 2006 that can be used to offset taxable income, if any, in future periods. We also have accumulated capital losses of approximately $2.1 million at December 31, 2007 compared to $1.8 million at December 31, 2006 as well as research and development tax credits of approximately $4.6 million at December 31, 2007 compared to $3.4 million at December 31, 2006. Recognized losses and credits have been fully offset by a valuation allowance. The net operating losses and research and development tax credits will expire at various times to the end of 2027.

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

Our tax pools are subject to review and potential disallowance, in whole or in part, by the Canada Revenue Agency (“CRA”) in Canada and the Internal Revenue Service (“IRS”) in the United States upon audit of our federal income tax returns, and we cannot predict the results of any such review. In 2005, the CRA commenced an examination of our Canadian income tax returns for 2001 and 2002, and in December, 2007, we received correspondence from the CRA proposing certain transfer pricing adjustments with respect to income allocations between our Canadian and U.S. entities for those years. These proposed adjustments, if processed, will not result in any cash tax liability. Although the CRA has not commenced any transfer pricing review for taxation years beyond 2002, the proposed adjustments, based on the CRA’s primary position, are expected to be extended to subsequent taxation years. We are currently evaluating the CRA’s proposal and awaiting reports from the CRA which should provide greater details of the basis of their proposed adjustments. Following receipt of these reports, we will be better able to make an informed assessment of the CRA’s position. Any reassessments to be issued by the CRA, on an aggregate basis, could result in a material effect on our consolidated financial statements, although at this time, the potential impact cannot be reasonably estimated. We have provided notification to the IRS of our intention to seek competent authority assistance with respect to the 2001 and 2002 taxation years.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.

The implementation of the provisions of FIN 48 did not have a material impact on our financial position or results of operations, and did not result in any adjustment to our beginning tax positions. As at January 1, 2007, we did not have any unrecognized tax benefits. During the year ended December 31, 2007, changes in the amount of our unrecognized tax benefits related to tax positions of prior years. The additions were offset by reductions, resulting in no unrecognized tax benefits at the end of the year. Although we believe in the merit of our tax filing positions and intend to rigorously defend our transfer pricing policies, it is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. As this time, an estimate of the range of reasonably possible outcomes cannot be made. Any increase or decrease in the unrecognized tax benefits will not likely have a significant impact on our effective tax rate due to the existence of the valuation allowance. Future changes in our assessment of the sustainability of tax filing positions may impact our income tax liability.

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

Year Ended December 31, 2006 and December 31, 2005

Revenue.  Total revenue for the year ended December 31, 2006 was $24.4 million compared to $23.6 million for the year ended December 31, 2005. Wound care product revenue which consists of royalty revenues and manufacturing cost reimbursements from Smith & Nephew increased approximately 30.8% to $24.4 million for 2006 compared to $18.6 million for 2005 due entirely to increased orders from Smith & Nephew to support Acticoattm product sales growth and Smith & Nephew’s decision to increase world-wide inventory levels of Acticoattm products. No milestone payment was earned in the year ended December 31, 2006 and one $5.0 million milestone payment was earned in 2005. Our revenue in 2006 was reduced by an adjustment of $0.8 million of manufacturing cost reimbursements that were determined to be non-reimbursable.

Manufacturing Costs.  Manufacturing costs for the year ended December 31, 2006 were $16.1 million compared to $10.0 million for the year ended December 31, 2005. The increase of $6.1 million, or 60.3%, is attributable primarily to higher production volumes of Acticoattm wound care products driven by increased orders from Smith & Nephew to support its Acticoattm worldwide inventory levels and to support its Acticoattm sales growth. In addition, the weakening of the U.S. dollar against the Canadian dollar contributed to the increase in manufacturing costs.

Gross Margin.  Gross margin excluding milestone revenue for the year ended December 31, 2006 was $8.3 million or 34.1% compared to $8.6 million or 46.3% for the year ended December 31, 2005. We recognize manufacturing revenue when we ship product to Smith & Nephew and recognize royalty income when Smith & Nephew sells our products to its customers. Consequently, our gross margin percent may vary from period to period due to differences in timing of when we ship product to Smith & Nephew and when Smith & Nephew sells product to its customers. In the year ended December 31, 2006, we shipped substantially higher volumes of Acticoattm products to Smith & Nephew as compared to the year ended December 31, 2005, and for which the related royalties were not earned. This was due, in part, to Smith & Nephew’s program to increase world-wide inventory levels in 2006. We do not earn royalties on products shipped to Smith & Nephew and held in inventory until Smith & Nephew sells our products to customers. Therefore, our gross margin percent for the year ended December 31, 2006 was lower compared to the percent for the year ended December 31, 2005.

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

Liquidity and Capital Resources

On December 29, 2005, we completed our initial public offering of 4.5 million common shares for gross proceeds of $45.0 million. We used $6.9 million of net proceeds to partially repay debt owed to Westaim and retained the remaining net proceeds of $35.0 million to fund our operations. From our inception through the closing of our initial public offering, we financed our operations through various financing arrangements with Westaim. Because Westaim no longer provides us with any additional financing or other financial support, we are now required to obtain any necessary financing from third parties. We currently have no third party debt or lines of credit or other financing arrangements in place with banks or other financial institutions, but we may enter into a line of credit or other financing arrangement in the future. There can be no assurance that we will be able to obtain additional financing as and when required, which would have a material adverse effect on our business.

We were indebted to Westaim for a term loan in the amount of $39.6 million, which bore interest at a rate of 10% per annum. On January 27, 2006, this debt was converted to 3.96 million common shares at $10.00 per share. As a result, as at December 31, 2007, we owe no debt to Westaim and Westaim owns approximately 75.0% of our common shares.

At the end of the third quarter of 2005, we began construction of an expansion of our Fort Saskatchewan production facility with an estimated cost of approximately $5.7 million. We have substantially completed the expansion as of December 31, 2007 and expect the equipment to be operational during the first quarter of 2008. We also intend to continue pharmaceutical product development and expect to have increased working capital requirements to the extent we are successful in increasing our revenues. In addition, we do not expect at this time to have capital expenditures for pharmaceutical development capital equipment in 2008. At December 31, 2007, we had cash and cash equivalents of $17.8 million, as compared to $18.9 million at December 31, 2006 and $35.9 million at December 31, 2005. All cash and cash equivalents are held in the form of treasury bills.

Cash (used in) provided from operations amounted to $(2.7) million for the year ended December 31, 2007, $(12.6) million for the year ended December 31, 2006 and $(2.1) million for the year ended December 31, 2005. Cash from operations included the receipt of a $5.0 million milestone revenue in the third quarter of 2007 and an additional $5.0 million earned at December 31, 2007 reflected in accounts receivable at December 31, 2007, $nil in 2006 and $5.0 million in 2005. Cash (used in) provided from operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers. Finished goods inventory was reduced by $2.5 million as compared to December 31, 2006 due to orders placed by Smith & Nephew late in 2006 and which shipped in 2007 as part of their 2006 worldwide inventory build. In 2007, excess silver raw material inventory was sold for proceeds of $0.8 million which is reflected in accounts receivable with a corresponding reduction in the cost of inventory of $0.5 million.

Cash used in investing activities amounted to $2.0 million for the year ended December 31, 2007, $4.6 million for the year ended December 31, 2006 and $3.9 million for the year ended December 31, 2005. In each of these years, the most significant use of cash was for capital expenditures, which were $1.9 million for the year ended December 31, 2007, $5.0 million for the year ended December 31, 2006 and $3.8 million for the year ended December 31, 2005. The increase in capital spending in the year ended December 31, 2006, compared to the year ended December 31, 2005, was due to a major production expansion at our manufacturing facility in Fort Saskatchewan, Alberta, which was completed in the first half of 2005. During 2006, we spent approximately $1.0 million on the design of a production facility to manufacture our active pharmaceutical ingredient, NPI 32101, that meets Good Manufacturing Practices at our Fort Saskatchewan manufacturing plant. Subsequent to our second Phase 2 clinical trial results, we determined that a facility to manufacture NPI 32101, was not warranted at the time and decided not to proceed with the construction. The design costs of $1.0 million were written off in 2006 and recorded as a write down of capital assets in our consolidated statement of operations. During 2007, we determined that approximately $1.2 million of capital equipment was obsolete. The costs were written off in 2007 and recorded as a write down of capital assets in our consolidated statement of operations. In the third quarter of 2007, we substantially completed the plant expansion begun in 2006. We expect the expansion to be operational in the first quarter of 2008. No short-term securities were purchased in 2007 whereas the most significant use of cash in 2006 was for the purchase of short-term investments in the amount of $22.2 million offset by maturity of short-term investments of $22.7 million. No purchases or maturities of investments occurred in any other period prior to December 31, 2006.

Cash provided from (used in) financing activities amounted to $0.8 million for the year ended December 31, 2007, $0.3 million for the year ended December 31, 2006 and $41.0 million for the year ended December 31, 2005. Cash provided from (used in) financing activities resulted from proceeds from issuance of common shares as a result of exercises of stock options and from our initial public offering as well as funds paid to and received from Westaim. We had nominal proceeds from the issuance of common shares and from the exercises of stock options for the year ended December 31, 2007 as compared to $0.3 million for the year ended December 31, 2006. Net proceeds from our initial public offering in 2005 after fees and expenses, amounted to $39.1 million. Payment of $0.8 million was received from Westaim for the year ended December 31, 2007 as compensation for our agreement to surrender a portion of the space we leased from Westaim to facilitate the sale of their Fort Saskatchewan, Alberta buildings in which we are a tenant. No such payments were received in any previous year. With no further debt owed to Westaim after the January 26, 2006 conversion to common shares of the $39.6 million balance owed to Westaim, there were no payments or amounts owing to Westaim for the years ended December 31, 2007 and 2006. For the year ended December 31, 2005, net advances from Westaim amounted to $1.7 million.

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

We expect that our available cash resources and the revenue from our agreements with Smith & Nephew, will be sufficient to support our current and expected operations, our product development initiatives, including additional pharmaceutical development capital equipment, for at least the next 18 months. However, we will likely be required to obtain additional financing within the next 18 months or afterwards if our cash resources are insufficient to satisfy our liquidity requirements or if we decide to pursue new product development initiatives collaborations, acquisitions or strategies. The adequacy of our available funds to meet future operating and capital requirements will depend on many factors, including sales performance of Smith & Nephew’s Acticoattm products, the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our product candidates and the occurrence of unexpected developments. We may seek to raise additional financing through the sale of equity, equity-related or debt securities or loans. The sale of additional equity or equity-related securities may result in additional dilution to our shareholders. Debt financing will expose us to risks of leverage, including the risk that we may be unable to pay the principal of and interest on our indebtedness when due, and that we may be required to pledge our assets as collateral for any debt financing that we obtain. Moreover, additional financing may not be available at times, in amounts or on terms acceptable to us or at all, particularly because we have granted a first priority security interest in certain critical patents and other intellectual property to Smith & Nephew. If we are unable to obtain additional financing as and when required, we may be forced to reduce the scope of, or delay or eliminate, some or all of our planned research, development and commercialization activities and we may also be required to reduce the scale of our operations, any of which could have a material adverse effect on our business.

Contractual Commitments and Obligations at December 31, 2007

The table below reports commitments and obligations that have been recorded on our consolidated balance sheet as of December 31, 2007. Certain other obligations and commitments, while not required under generally accepted accounting principles (“GAAP”) to be included in the consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Cash Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
	(in millions)

Consolidated Obligations and Commitments as of December 31, 2007:
Facilities operating leases:
Third Parties	$1.0	$1.4	$1.2	$1.5	$5.1
Contractual Obligations:
Third Parties(1)	—	9.1	—	—	$9.1
Purchase Obligations:
Capital	—	—	—	—	—
Operations	0.9	—	—	—	0.9

Total obligations and commitments	$1.9	$10.5	$1.2	$1.5	$15.1

(1)	This commitment relates primarily to our obligation, under our supply agreement to pay Smith & Nephew a manufacturing cost rebate in the amount of $4.5 million in 2008 and 2009.

Related Party Transactions

We obtain certain corporate and administrative services from Westaim and we paid rent and operating expenses on our manufacturing facility in Fort Saskatchewan, Alberta to Westaim until Westaim sold the buildings on May 8, 2007. Our leases were assigned to the purchaser of such facility. The total cost of the services, rent and operating expenses paid to Westaim was $1.1 million for the year ended December 31, 2007, $2.6 million for the year ended December 31, 2006 and $2.1 million in 2005. We have historically reimbursed Westaim for the cost of providing (or, in certain cases, for the cost of paying a third party to provide) certain corporate and administrative services to us. These services have included insurance and risk management, cash management, legal, human resources, payroll processing, environmental health and safety, tax and accounting and intellectual property services. These costs have been reflected in our consolidated financial statements. Westaim continues to supply certain services to us pursuant to a services agreement which provides that we reimburse Westaim for the fully allocated costs of providing (or for the cost of paying a third party to provide) those services. During 2007, our internal staff began to perform many of the services previously provided by Westaim. At December 31, 2007, we continue to receive insurance and risk management services and tax and accounting services from Westaim.

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

Off-Balance Sheet Commitments as of December 31, 2007

As of December 31, 2007, our future minimum commitments and contractual obligations included two facilities operating leases. These items are not required to be recorded on our balance sheet under GAAP. They are disclosed in the table presented above and described more fully in the following paragraphs in order to provide a more complete picture of our financial position and liquidity as of December 31, 2007. Our Fort Saskatchewan, Alberta facility was originally rented from Westaim under two separate leases covering a total of 82,223 square feet of space until May 8, 2007 when Westaim sold the buildings and assigned the leases to the purchaser. As part of that transaction, Westaim paid us $0.8 million as compensation for entering into agreements to amend the leases and our surrender of portions of the leased premises on or before September 30, 2008. On June 30, 2007, we entered into a lease surrender agreement with the purchaser pursuant to which we surrendered a portion of the leased premises and adjusted our rent and operating costs accordingly. On September 30, 2007, we entered into a second lease surrender agreement with the purchaser pursuant to which we surrendered the final portion of the leased premises we had agreed to surrender and adjusted our rent and operating costs accordingly. After two lease surrenders, the total space now covered under our leases assigned to the purchaser is 69,589 square feet. Our future minimum commitments under the Fort Saskatchewan, Alberta lease are approximately $0.6 million for each of the twelve-month periods commencing from January 1, 2007 to the expiry of the lease.

Our Wakefield, Massachusetts offices and laboratory facility are leased from a third party. The lease term began on July 27, 2001 and will expire on July 30, 2009. There are options to extend for two terms of five years each. Our future minimum commitments under the Wakefield, Massachusetts lease are $0.4 million for 2008 and $0.3 million for 2009 and are included in the table presented above.

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

Revenue Recognition

We recognize revenue from the sale of products based upon our licensing and supply agreements with Smith & Nephew in accordance with GAAP. The agreements provide for payment to us of manufacturing costs on a fixed price basis, and partial reimbursement of new product development costs, and for royalties and milestone payments. We recognize chargeable manufacturing costs as revenue upon shipment of product from our manufacturing facility. We record our royalty revenues upon the sale of products by Smith & Nephew to its customers. Up to September 30, 2007, we were also eligible to earn additional royalties when specified gross margin thresholds have been achieved by Smith & Nephew. Additional royalties are recognized by us in the period of sale by Smith & Nephew to its customers. After September 30, 2007, with the revision to the license and development agreement, we agreed to delete the obligation of Smith & Nephew to pay additional royalties. Milestone payments are recognized as revenue when Smith & Nephew achieves the agreed sales levels or receives the agreed regulatory approvals.

Revenue also includes reimbursement for costs and expenses we incur above a certain threshold in connection with the development of new products and improvements to products covered by our agreements with Smith & Nephew. Our employees may perform work for Smith & Nephew to develop new products and the revenue from such work is recognized in the period the work is performed.

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

The table on the following page summarizes the foreign exchange rates used in the preparation of our consolidated financial statements using period end and period average noon buying rates reported by the U.S. Federal Reserve Bank of New York as stated as the number of Canadian dollars to one U.S. dollar. High and low noon buying rates are also included.

Year Ended December 31,	Period End Rate	Period Average Rate	High Rate	Low Rate

2005	1.1656	1.2115	1.2703	1.1507
2006	1.1652	1.1340	1.1726	1.0989
2007	0.9881	1.0742	1.1852	0.9168

Monthly 2007
January	1.1792	1.1763	1.1824	1.1647
February	1.1700	1.1710	1.1852	1.1586
March	1.1530	1.1682	1.1810	1.1530
April	1.1068	1.1350	1.1583	1.1068
May	1.0701	1.0951	1.1136	1.0701
June	1.0634	1.0651	1.0727	1.0579
July	1.0656	1.0502	1.0689	1.0372
August	1.0560	1.0578	1.0754	1.0497
September	0.9959	1.0252	1.0546	0.9959
October	0.9496	0.9751	1.0002	0.9496
November	1.0007	0.9661	1.0007	0.9168
December	0.9881	1.0021	1.0216	0.9784

Stock Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires that all share-based payments to directors and employees, including grants of stock options, be recognized in the consolidated financial statements based on their fair values.

We adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2007 was $1,121 which consisted of stock-based compensation expense of $973 related to director and employee stock options and $148 related to RSUs and SARs, with a corresponding increase to additional paid-in-capital, or APIC, of $1,029 and share capital of $92. In addition, stock based compensation of $73 was recognized related to restricted share units awarded to the independent directors.

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

We continue to use the Black-Scholes option-pricing model for valuation of share-based payment awards which was previously used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected common share price volatility over the term of the awards, and actual and projected employee share option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer /willing seller market transaction.

Recently Adopted Accounting Pronouncements

FIN 48

In June 2006, the FASB issued FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Corporation recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective beginning January 1, 2007 and are incorporated into the December 31, 2007 consolidated financial statements. (Note 11)

Recently Pending Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact of SFAS 157 and it is not expected to have a material impact on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Corporation is currently evaluating the impact of SFAS 159 and it is not expected to have a material impact on its consolidated financial position.

EITF 07-1

In September 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-1 “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact EITF 07-1 will have on its results of operations and financial position.

EITF 07-3

In June 2007, the EITF issued EITF Issue No. 07-3, “Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of 2008 and is not expected to have a material impact on the Corporation’s financial position or results of operations.

FASB Business Combinations

The FASB recently completed the second phase of its business combinations project, to date the most significant convergence effort with the International Accounting Standards Board (“IASB”), and issued the following two accounting standards:

i	Statement No. 141(R), Business Combination; and

ii	Statement No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

These statements dramatically change the way companies account for business combinations and non-controlling interests (minority interests in current U.S. GAAP). Compared with their predecessors, Statements 141(R) and 160 will require:

•	More assets acquired and liabilities assumed to measured at fair value as of the acquisition date;

•	Liabilities related to contingent consideration to be re-measured at fair value in each subsequent reporting period;

•	An acquirer in pre-acquisition periods to expense all acquisition related costs; and

•	Non-controlling interests in subsidiaries initially to be measure at fair value and classified as a separate component of equity.

Statements 141(R) and 160 should both be applied prospectively for fiscal years beginning on or after December 15, 2008. However, Statement 160 requires entities to apply the presentation and disclosure requirements retrospectively (e.g., by reclassifying non-controlling interests to appear in equity) to comparative financial statements if presented. Both standards prohibit early adoption. The Company is currently assessing the impact these new standards will have on its consolidated financial statements.

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

We are exposed to currency risks as a result of our export to foreign jurisdictions of goods produced in Canada. These risks are partially covered by purchases of goods and services in the foreign currency. For 2007, a 1.0% increase in the exchange rate from the United States dollar to the Canadian dollar (meaning a 1% appreciation in the value of the United States dollar compared to the Canadian dollar) would have decreased our loss before income taxes by less than $0.1 million. Conversely, a 1.0% decrease in the exchange rate would have increased our 2007 loss before taxes by a similar amount.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of NUCRYST Pharmaceuticals Corp.

We have audited the consolidated balance sheets of NUCRYST Pharmaceuticals Corp. as at December 31, 2007 and 2006 and the consolidated statements of operations, shareholders’ equity and cash flow for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of NUCRYST Pharmaceuticals Corp. as at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in accordance with accounting principles generally accepted in the United States of America.

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

Calgary, Canada

February 11, 2008

Comments by Independent Registered Chartered Accountants on Canada —
United States of America Reporting Difference

The standards of the Public Company Accounting Oversight Board (United States) require the addition of an explanatory paragraph when there are changes in accounting principles that have a material effect on the comparability of the Corporation’s financial statements, such as the change described in Note 2(p) to the consolidated financial statements, and change in accounting principles that have been implemented in the financial statements, such as the change described in Note 2(s) to the consolidated financial statements. Although we conducted our audits in accordance with both Canadian generally accepted accounting standards and the standards of the Public Company Accounting Oversight Board (United States), our report to the Board of Directors and Shareholders, dated February 11, 2008, is expressed in accordance with Canadian reporting standards which do not require a reference to such changes in accounting principles in the auditors’ report when the changes are properly accounted for and adequately disclosed in the financial statements.

/s/ Deloitte & Touche LLP
Independent Registered Chartered Accountants

Calgary, Canada

February 11, 2008

NUCRYST Pharmaceuticals Corp.

Consolidated Balance Sheets
(In US thousands, except share data)

	December 31	December 31
	2007	2006

ASSETS
Current
Cash and cash equivalents	$17,841	$18,926
Accounts receivable — net (note 4)	14,924	7,041
Inventories (note 5)	4,426	7,297
Other	427	327

	37,618	33,591
Restricted cash (note 2g)	140	135
Capital assets — net (note 6)	12,734	11,350
Intangible assets — net (note 7)	807	816

	$51,299	$45,892

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities (note 8)	$3,650	$2,261
Accounts payable and accrued liabilities to related party (note 12)	67	45
Deferred lease inducement (note 2m)	111	—

	3,828	2,306
Long term deferred lease inducement (note 2m)	726	—

	4,554	2,306

Guarantees (note 13)
Commitments (note 14)

SHAREHOLDERS’ EQUITY
Common shares no par value, unlimited shares authorized:
issued and outstanding — 18,367,563 and 18,309,613 shares at December 31, 2007 and 2006, respectively (note 10)	82,776	82,672
Additional paid-in capital	1,511	482
Accumulated other comprehensive income (loss) (note 2d)	557	(5,490)
Accumulated deficit	(38,099)	(34,078)

Total shareholders’ equity	46,745	43,586

	$51,299	$45,892

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.

Consolidated Statement of Operations
(In US thousands, except share data)

	Year Ended	Year Ended	Year Ended
	December 31	December 31	December 31
	2007	2006	2005

Revenue
Wound care product revenue (note 3)	$20,092	$24,369	$18,636
Milestone revenue (note 3)	10,000	—	5,000

	30,092	24,369	23,636
Costs
Manufacturing (note 6)	14,477	16,053	10,015
Research and development (note 6)	6,303	11,162	8,520
General and administrative	9,067	6,723	3,945
Depreciation and amortization (note 6)	355	430	300
Write down of capital assets (note 6)	1,173	1,049	—

(Loss) income from operations	(1,283)	(11,048)	856
Foreign exchange (loss) gain	(3,283)	(298)	193
Interest income	685	1,123	12
Interest expense (note 9)	—	(310)	(3,540)

Loss before income taxes and cumulative effect of a change in accounting principle	(3,881)	(10,533)	(2,479)
Current income tax (expense) recovery (note 11)	(140)	41	(162)

Loss before cumulative effect of a change in accounting principle	(4,021)	(10,492)	(2,641)
Cumulative effect of a change in accounting principle (note 2p)	—	(7)	—

Net loss	$(4,021)	$(10,499)	$(2,641)

Loss per common share (note 17)
Net loss — basic and diluted	$(0.22)	$(0.58)	$(0.27)
Weighted average number of common shares outstanding:
— basic	18,333,810	17,964,332	9,764,486
— diluted	18,333,810	17,964,332	9,764,486

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.

Consolidated Cash Flow Statements
(In US thousands, except share data)

	Year Ended	Year Ended	Year Ended
	December 31	December 31	December 31
	2007	2006	2005

Operating activities
Net loss	$(4,021)	$(10,499)	$(2,641)
Items not affecting cash
Depreciation and amortization	1,638	1,656	1,282
Stock-based compensation expense	1,121	496	—
Amortized lease inducement	(71)	—	—
Write down of capital assets	1,173	1,049	—
Foreign exchange loss	—	(356)	—
Cumulative effect of a change in accounting principle	—	7	—
Changes in non cash working capital
Accounts receivable	(7,009)	(606)	(2,000)
Inventories	4,001	(777)	(3,612)
Other	(13)	(212)	22
Accounts payable and accrued liabilities	668	(2,376)	1,191
Accounts payable and accrued liabilities to related party (note 12)	(177)	(969)	1,058
Accrued interest on indebtedness to related party (note 9)	—	—	2,589

Cash used in operating activities	(2,690)	(12,587)	(2,111)

Investing activities
Restricted cash	(5)	(5)	(2)
Purchase of short-term investments	—	(22,191)	—
Maturity of short-term investments	—	22,748	—
Capital expenditures	(1,920)	(4,978)	(3,784)
Intangible assets	(66)	(153)	(127)

Cash used in investing activities	(1,991)	(4,579)	(3,913)

Financing activities
Issuance of common shares, net of share issuance costs (note 10)	12	286	39,095
Deferred lease inducement	822	—	—
Net advances from related party (note 9)	—	—	1,662

Cash provided from financing activities	834	286	40,757

Effect of exchange rate changes on cash and cash equivalents	2,762	(95)	220

Net (decrease) increase in cash and cash equivalents	(1,085)	(16,975)	34,953
Cash and cash equivalents at beginning of year	18,926	35,901	948

Cash and cash equivalents at end of year	$17,841	$18,926	$35,901

Cash and cash equivalents is comprised of:
Cash	$7,563	$1,324	$2,071
Cash equivalents	$10,278	$17,602	$33,830
Supplemental disclosure of cash flow information:
Non-cash capital asset additions included in accounts payable and accrued liabilities at end of year	$458	$243	$590
Cash paid for interest	$—	$310	$1,699
Cash paid for income taxes	$—	$72	$121
Deferred share issuance costs (accrued and not paid)	$—	$—	$925

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.

Consolidated Statement of Shareholders’ Equity
(In US thousands, except share data)

				Accumulated
	Common Shares		Additional	Other		Total	Total
		Stated	Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Number	Amount	Capital	Income (Loss)	Deficit	Loss	Equity

December 31, 2004	9,727,500	$3,534	$—	$(4,180)	$(20,938)		$(21,584)
Issuance of common shares	4,500,000	39,095	—	—	—	$—	39,095
Foreign currency translation adjustments	—	—	—	(1,101)	—	(1,101)	(1,101)
Net loss	—	—	—	—	(2,641)	(2,641)	(2,641)

December 31, 2005	14,227,500	42,629	—	(5,281)	(23,579)	(3,742)	13,769
Issuance of common shares upon conversion of indebtedness to related party (note 9)	3,964,200	39,642	—	—	—	—	39,642
Issuance of common shares in connection with restricted shares and exercises of stock options and share appreciation rights	117,913	401	—	—	—	—	401
Stock-based compensation	—	—	482	—	—	—	482
Foreign currency translation adjustments	—	—	—	(209)	—	(209)	(209)
Net loss	—	—	—	—	(10,499)	(10,499)	(10,499)

December 31, 2006	18,309,613	82,672	482	(5,490)	(34,078)	(10,708)	43,586
Issuance of common shares in connection with restricted shares and exercises of stock options	57,950	104	—	—	—	—	104
Stock-based compensation	—	—	1,029	—	—	—	1,029
Foreign currency translation adjustments	—	—	—	6,047	—	6,047	6,047
Net loss	—	—	—	—	(4,021)	(4,021)	(4,021)

December 31, 2007	18,367,563	$82,776	$1,511	$557	$(38,099)	$2,026	$46,745

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.

Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006 and 2005
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

The Corporation develops, manufactures and commercializes innovative medical products that fight infection and inflammation based on its noble metal nanocrystalline technology. The Corporation produces nanocrystalline silver as a coating for wound care products under the trademark SILCRYSTtm and as a powder, that the Corporation refers to as NPI 32101, for use in medical devices and as an active pharmaceutical ingredient.

Advanced wound care products with the Corporation’s SILCRYSTtm coatings were developed and sold by the Corporation under the Acticoattm trademark until May 2001 when a series of agreements were completed with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under the original agreements, the Corporation licensed to Smith & Nephew the exclusive right to market, distribute and sell products with SILCRYSTtm coatings for use on non-minor skin wounds and burns in humans world-wide. The Corporation also sold various assets to Smith & Nephew, including the Acticoattm trade name and trademark, various regulatory approvals and certain manufacturing equipment, that the Corporation then leased back. Under the original agreements, the Corporation manufactures Acticoattm products and supplies them exclusively to Smith & Nephew and has agreed to work with Smith & Nephew to develop new Acticoattm wound care products made with the Corporation’s SILCRYSTtm coatings. Smith & Nephew markets and sells products with the Corporation’s SILCRYSTtm coatings under its Acticoattm trademark. On September 30, 2007 the Corporation signed amended agreements with Smith & Nephew. A summary of material changes to these agreements is included in Note 3.

The Corporation’s revenue comprises wound care product revenue, which includes manufacturing cost reimbursement on the sale of product to Smith & Nephew and royalties on the further sale of that product by Smith & Nephew to third parties, as well as milestone revenue which are payments earned upon the achievement of specified Smith & Nephew sales thresholds or regulatory events. All of the Corporation’s revenues since May 2001 have been derived from sales of product to Smith & Nephew, royalties on the further sale of that product and milestone payments from Smith & Nephew.

The Corporation is also developing pharmaceutical products based on its nanocrystalline technology to address medical conditions that are characterized by both infection and inflammation. The Corporation has developed NPI 32101 for use as an active pharmaceutical ingredient. The Corporation ceased its development of a pharmaceutical topical cream containing NPI 32101 for the treatment of dermatological conditions in November 2006, following the results of its second Phase 2 clinical trial. As a statistically significant difference is required to gain approval as a drug, the Corporation decided to cease the drug development program for atopic dermatitis and submitted a 510(k) application to market NPI 32101 cream as a broad-spectrum antimicrobial barrier. The 510(k) application was cleared by the US Food and Drug Administration on July 19, 2007 for this use. The Corporation is currently conducting preclinical research for the use of NPI 32101 in the treatment of other conditions.

2	SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

a) Basis of presentation

The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The financial statements of entities which are controlled by the Corporation through voting equity interests, referred to as subsidiaries, are consolidated. Entities which are not controlled but over which the Corporation has the ability to exercise significant influence are accounted for using the equity method. Investments in other entities are accounted for using the cost method. Variable interest entities (“VIEs”), as defined by the Financial Accounting Standards Board (“FASB”) in FASB Interpretation No. (“FIN”) 46 (Revised 2003), “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”), are entities in which equity investors do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the Corporation when it is determined that it will, as the primary beneficiary, absorb the majority of the VIEs expected losses and/or expected residual returns. The Corporation currently does not have any VIEs.

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, NUCRYST Pharmaceuticals Inc., which was incorporated in 1998 under the laws of the state of Delaware. All intercompany balances and transactions are eliminated upon consolidation.

b) Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. Significant estimates include the useful lives of capital assets and intangible assets, inventory valuation, deferred tax asset valuation, uncertain tax positions, financial instrument valuation and the fair value of stock-based compensation.

c) Translation of foreign currencies

The Corporation’s functional currency is the Canadian dollar. The functional currency of the Corporation’s wholly owned subsidiary, NUCRYST Pharmaceuticals Inc., is the United States dollar (“U.S. dollar”). The balance sheet accounts of the subsidiary are translated into Canadian dollars at the period end exchange rate, while income, expense and cash flows are translated at the average exchange rate for the period. Translation gains or losses related to net assets of such operations are shown as a component of accumulated other comprehensive loss in shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the entity’s functional currency, are included in the consolidated statements of operations.

The Corporation uses the U.S. dollar as its reporting currency to be consistent with other companies in its industry peer group. The Canadian functional currency consolidated financial statements are translated to the U.S. dollar reporting currency using the current rate method of translation.

d) Accumulated other comprehensive income (loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss).

Other comprehensive income (loss) consists of foreign currency translation adjustments for the year, which arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive income of $557 (2006 loss — $5,490) consists of foreign currency translation adjustments.

e) Revenue recognition

Revenue from direct sales to third parties is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collection is reasonably assured. The Corporation’s revenues under its agreements with Smith & Nephew consist primarily of product revenue, royalties and payments upon the achievement of specific milestones. Product revenue and royalties are reported as wound care product revenue in the consolidated statements of operations as they relate directly to the sale of the Corporation’s products to Smith & Nephew. For products manufactured under agreements with Smith & Nephew, revenue is recorded by the Corporation at the date of shipment. Royalty revenue is earned based on a percentage of Smith & Nephew’s sales to third parties. Manufacturing cost rebate is recorded as a reduction to wound care revenue evenly throughout the year. Revenue relating to the achievement of milestones under agreements with Smith & Nephew is recognized when the milestone event has occurred and is recorded separately as milestone revenue. The Corporation also derives fees from research activities under agreements with Smith & Nephew and this revenue is recognized as services are performed. (Note 3)

f) Product warranty

Wound care products currently sold by the Corporation carry a limited short term product warranty. No provision for product warranty claims was required for the years ended December 31, 2007, 2006 and 2005 as the Corporation’s claims experience has been negligible.

g) Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term investments with original maturities at the date of acquisition of 90 days or less and are recorded at cost.

At December 31, 2007 the Corporation had $140 (2006 — $135) on deposit as collateral for the lease of its Wakefield, Massachusetts facility.

h) Short-term investments

Short-term investments consist of money-market instruments with original maturities of greater than 90 days but less than one year and are classified as held-to-maturity financial assets. Held-to-maturity classification will be restricted to fixed maturity instruments that the Corporation intends, and is able, to hold to maturity and will be accounted for at amortized cost. As at December 31, 2007 and 2006, the Corporation did not hold any short-term investments.

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

j) Inventories

Finished product, raw materials and materials in process are valued at the lower of average cost and market. Inventories include direct labour and an application of direct and indirect overhead.

k) Capital assets

Capital assets are stated at cost. Internal labour costs directly relating to capital projects are included in the cost of the specific capital assets. Depreciation is calculated using a straight-line method based on estimated useful lives of the particular assets as follows:

Machinery and equipment	5 to 10 years
Computer hardware and software	2 to 5 years
Leasehold improvements	Term of lease — 5 to 20 years

Leasehold improvements are depreciated using the straight-line method over the lesser of the term of the lease or the estimated useful life of the asset. The Corporation evaluates the carrying value of capital assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and recognizes an impairment charge when estimated future non-discounted cash flows of the underlying assets are less than the carrying value of the assets. Where there is an impairment, the Corporation measures the charge based on the fair value of the assets using various valuation techniques.

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

Indefinite life intangible assets are recorded at fair value. On a regular basis, the Corporation reviews the carrying value of these assets for impairment. As at December 31, 2007 and 2006, the Corporation had no indefinite life intangible assets.

m) Deferred lease inducement

Deferred lease inducement represents a lease allowance received from the Parent and is amortized over the term of the lease using the straight line method. During the second quarter of 2007, the Corporation received $822 from the Parent related to its Fort Saskatchewan facility. There was a foreign exchange adjustment of $86 for the year ended December 31, 2007 and amortization of $71 was recorded as a reduction of general and administrative expenses.

n) Research and development costs

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

o) Income taxes

The Corporation uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that, in the opinion of management, is more likely than not to be realized. The effect of changes in tax rates is recognized in the year in which the rate change occurs. Research and development investment tax credits are accounted for as a reduction of income taxes in accordance with Accounting Principle Board Opinion No. 4, “Accounting for the Investment Credit”. On January 1, 2007 the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). (Note 2s)

p) Stock-based compensation plans

On January 1, 2006, the Corporation adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective transition method, that requires all share-based payments to directors and employees, including grants of stock options, be recognized in the financial statements based on their fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Corporation’s consolidated statements of operations. Prior to the adoption of SFAS 123(R), the Corporation accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Corporation’s consolidated statements of operations because the exercise price of the Corporation’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

For fiscal years 2007 and 2006 forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Corporation’s pro forma information required under SFAS 123(R) for the period prior to fiscal year 2006, the Corporation accounted for forfeitures as they occurred.

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

The Corporation continues to use the Black-Scholes option-pricing model for valuation of share-based payment awards which was previously used for the Corporation’s pro forma information required under SFAS 123. The Corporation’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Corporation’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Corporation’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin 107, “Share-Based Payment” (“SAB 107”) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

q) Earnings per share

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

r) Employee future benefits

The Corporation maintains a defined contribution pension plan (Note 16). All employee future benefits are accounted for on an accrual basis.

s) Recently adopted accounting pronouncements

FIN 48

In June 2006, the FASB issued FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Corporation recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective beginning January 1, 2007 and are incorporated into the December 31, 2007 consolidated financial statements. (Note 11)

t) Recently pending accounting pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Corporation is currently evaluating the impact of SFAS 157 and it is not expected to have a material impact on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Corporation is currently evaluating the impact of SFAS 159 and it is not expected to have a material impact on its consolidated financial position.

EITF 07-1

In September 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-1 “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact EITF 07-1 will have on its results of operations and financial position.

EITF 07-3

In June 2007, the EITF issued EITF Issue No. 07-3, “Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of 2008 and is not expected to have a material impact on the Corporation’s financial position or results of operations.

FASB Business Combinations

The FASB recently completed the second phase of its business combinations project, to date the most significant convergence effort with the International Accounting Standards Board (“IASB”), and issued the following two accounting standards:

i.    Statement No. 141(R), Business Combination; and

ii. Statement No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.

These statements dramatically change the way companies account for business combinations and non-controlling interests (minority interests in current U.S. GAAP). Compared with their predecessors, Statements 141(R) and 160 will require:

•	More assets acquired and liabilities assumed to measured at fair value as of the acquisition date;

•	Liabilities related to contingent consideration to be re-measured at fair value in each subsequent reporting period;

•	An acquirer in pre-acquisition periods to expense all acquisition related costs; and

•	Non-controlling interests in subsidiaries initially to be measure at fair value and classified as a separate component of equity.

Statements 141(R) and 160 should both be applied prospectively for fiscal years beginning on or after December 15, 2008. However, Statement 160 requires entities to apply the presentation and disclosure requirements retrospectively (e.g., by reclassifying non-controlling interests to appear in equity) to comparative financial statements if presented. Both standards prohibit early adoption. The Company is currently assessing the impact these new standards will have on its consolidated financial statements.

3	AGREEMENTS WITH SMITH & NEPHEW

On September 30, 2007, the Corporation and Smith & Nephew signed amended agreements for the sale to Smith & Nephew of Acticoattm wound care dressings manufactured by the Corporation. The new agreements amended the criteria for the achievement of sales milestones that resulted in a $5,000 sales milestone earned by the Corporation in the third quarter of 2007. The cost to manufacture Acticoattm products was previously fully reimbursed by Smith & Nephew to the Corporation. The cost recovery structure has been amended so that the parties will annually come to an agreement on the fixed overhead costs and direct costs for manufacturing these products. A manufacturing cost rebate of $4,500, relating to 2007, became due to Smith & Nephew on September 30, 2007 under the terms of the agreements. The Corporation has also committed to similar payments of $4,500 in each of the years 2008 and 2009. The manufacturing cost rebate is recorded as a reduction in wound care product revenue. After 2009, additional amounts may become due under the terms of the agreements.

Milestone revenue for the year ended December 31, 2007 was $10,000 (2006 — $Nil) with a corresponding increase in cash and cash equivalents of $5,000 and accounts receivable of $5,000. Wound care product revenue for the year ended December 31, 2007 was reduced by $4,500 (2006 —  $Nil) with a decrease in cash and cash equivalents of $4,500 (2006 — $Nil) relating to the 2007 manufacturing cost rebate.

4	ACCOUNTS RECEIVABLE

As at December 31, 2007 and 2006, no allowance for doubtful accounts was required.

5	INVENTORIES

	December 31,	December 31,
	2007	2006

Raw materials	$2,793	$3,888
Materials in process	1,394	649
Finished product	239	2,760

	$4,426	$7,297

6	CAPITAL ASSETS

		Accumulated	Net
December 31, 2007	Cost	Depreciation	Book Value

Machinery and equipment	$9,044	$2,875	$6,169
Leasehold improvements	2,734	1,542	1,192
Computer hardware and software	880	632	248
Construction in progress	5,125	—	5,125

	$17,783	$5,049	$12,734

		Accumulated	Net
December 31, 2006	Cost	Depreciation	Book Value

Machinery and equipment	$9,814	$3,529	$6,285
Leasehold improvements	2,265	956	1,309
Computer hardware and software	588	348	240
Construction in progress	3,516	—	3,516

	$16,183	$4,833	$11,350

Included in capital assets is construction in progress which is not currently subject to depreciation. Depreciation related to capital assets for the year ended December 31, 2007 was $1,429 (2006 — $1,445; 2005 — $1,096), of which $449 (2006 — $470; 2005 — $447) was included in research and development costs and $834 (2006 — $756; 2005 — $535) relating to manufacturing assets was included in manufacturing costs in the consolidated statements of operations. Depreciation expense for the year ended December 31, 2007 was comprised of $146 (2006 — $219; 2005 — $114) relating to other assets.

During the year, certain capital assets previously used for the production of wound care dressings and NPI 32101 powder were replaced by existing production equipment that runs more efficiently and economically. As a result, the Corporation recorded a write down of the obsolete equipment in an amount of $1,173. For the year ended December 31, 2006, construction in progress included in capital assets relating to the design and implementation of an active pharmaceutical ingredient production facility in the amount of $1,049 was written off. As a result of the outcome of the Corporation’s second Phase 2 clinical trial for topical NPI 32101 in the treatment of dermatological conditions, it was determined that the facility not be built.

7	INTANGIBLE ASSETS

	December 31,	December 31,
	2007	2006

Patents and trademarks	$2,642	$2,180
Less accumulated amortization	(1,835)	(1,364)

	$807	$816

Amortization related to intangible assets for the year ended December 31, 2007 was $209 (2006 — $211; 2005 — $186).

The following is the estimated amortization expense of intangible assets for each of the five fiscal years commencing with 2008:

2008	$193
2009	165
2010	141
2011	105
2012	203

Total	$807

8	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,	December 31,
	2007	2006

Compensation liabilities	$1,737	$517
Royalty liability	340	245
Current income tax liability	140	—
Administrative services	179	483
Production liability	311	304
Capital projects	458	243
Facility related	236	12
Research related	80	389
Other trade payables and accrued liabilities	169	68

	$3,650	$2,261

9	INDEBTEDNESS TO RELATED PARTY

The Corporation was indebted to the Parent for a term loan with a five-year maturity which bore interest at a rate of 10%. The Corporation repaid $6,850 of the term loan with net proceeds from the initial public offering. In accordance with the terms of the prospectus of the initial public offering on December 29, 2005, the remaining balance owing in the amount of $39,642 was converted into 3,964,200 common shares of the Corporation on January 27, 2006. For the year ended December 31, 2006, interest paid on the term loan amounted to $310 (2005 — $1,669).

The Corporation incurred interest expense on indebtedness to related party as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Shareholder advances	$—	$—	$1,936
Promissory note	—	—	653
Term loan	—	310	1,500

	—	310	4,089
Less: interest expense included in manufacturing costs	—	—	(549)

	$—	$310	$3,540

10	SHARE CAPITAL

The Corporation’s authorized share capital consists of an unlimited number of voting common shares and preferred shares.

a)	Common shares issued and outstanding

Changes in the Corporation’s common shares outstanding during 2007 and 2006 are as follows:

	Number		Stated Capital
	2007	2006	2007	2006

Balance at beginning of year	18,309,613	14,227,500	$82,672	$42,629
Stock options exercised	4,540	105,303	12	286
SARs Exercised	—	7,610	—	83
Conversion of term loan (Note 9)	—	3,964,200	—	39,642
Restricted shares	53,410	5,000	92	32

Balance at end of year	18,367,563	18,309,613	$82,776	$82,672

On January 27, 2006, 3,964,200 common shares were issued upon the conversion of $39,642 of the outstanding term loan owed to the Parent at $10.00 per share in accordance with the terms of the initial public offering prospectus.

During the year ended December 31, 2007, 4,540 (2006 — 105,303; 2005 — Nil) options were exercised at a weighted average price of CDN$3.08 (2006 — CDN$3.09; 2005 — Nil). During the year, 53,410 (2006 — 5,000; 2005 — Nil) restricted shares with a fair value of $92 (2006 — $32; 2005 — Nil) were issued.

The Corporation had no SARs outstanding at December 31, 2007 and 2006. During 2006, 10,376 SARs were exercised and settled with 7,610 shares of the Corporation. No SARs were issued, exercised or forfeited in 2005.

b)	Stock-based compensation plans

The Corporation maintains an equity incentive plan for employees under which stock options and SARs and restricted share units (“RSUs”) may be granted for up to 2,200,000 common shares of the Corporation. A total of 579,299 common shares were available for grant under the Corporation’s stock-based compensation plans as of December 31, 2007. The exercise price of each stock option, SAR and RSU is set at an amount not less than the market value of the common shares of the Corporation at the date of grant. Prior to the initial public offering, the market value of the common shares was determined by the Parent at the time of issuance of each stock option, SAR and RSU. Stock options and SARs generally vest evenly over a three-year period. Certain option grants are subject to immediate vesting as to one-third of the grant, with the remaining two-thirds of the options vesting evenly over a two-year period. All stock options and SARs expire ten years from the date of grant. RSUs vest evenly over a period of between two to three years. Awards that expire or are forfeited generally become available for issuance under the plan.

Independent directors who were appointed to the Corporation’s board of directors prior to May 2, 2006 were granted an initial award of 20,000 options. Effective May 2, 2006, independent directors are granted an initial award of 8,000 options upon appointment to the board. Each independent director is entitled to a subsequent annual award of 2,000 options. Effective May 2, 2006, independent directors are also granted 5,000 restricted share units upon appointment to the board. These units vest immediately and are subject to trading restrictions, with 1,000 restricted shares available for sale on the first anniversary date and the remaining 4,000 restricted shares upon retirement from the board. Each independent director is entitled to a subsequent annual grant of 3,000 restricted share units, 50% of which is subject to a one-year vesting and the remaining 50% to a two-year vesting. Employees are granted options in the quarter of their hire and subsequently upon the approval by the board of directors.

Total stock-based compensation expense recognized under SFAS 123® for the year ended December 31, 2007 was $1,121 (2006 — $464), of which $1,121 (2006 — $460) was included in general and administrative expense and $Nil (2006 — $4) was included in research and development expense. Stock-based compensation expense consisted of $973 (2006 — $482) related to director and employee stock options and $148 (2006 — recovery of $18) related to RSUs and SARs, with a corresponding increase in additional paid-in capital of $1,029 (2006 — $482), share capital of $92 (2006 — $Nil) and a decrease in accounts payable and accrued liabilities of $Nil (2006 — $18). There was no stock based compensation expense related to employee stock options recognized for the year ended December 31, 2005.

If compensation costs for the Corporation’s stock option plans in 2005 had been determined based on the fair value methodology over the vesting period consistent with SFAS 123, the Corporation’s net loss and loss per share for the year ended December 31, 2005 would have been increased to the pro forma amounts indicated below:

Net loss applicable to common shareholders	$(2,641)
Total stock-based employee compensation expense determined under fair-value based method for awards net of tax effects	(96)

Pro forma net loss applicable to common shareholders	$(2,737)

Net loss per common share — basic and diluted	$(0.27)

Pro forma net loss per common share — basic and diluted	$(0.28)

A summary of the status of the Corporation’s stock option plans as at December 31, 2007, 2006 and 2005 and changes during the years ended on those dates is presented below:

	Number of Options			Weighted Average Exercise Price (CDN$)
	December 31			December 31
	2007	2006	2005	2007	2006	2005

Balance at beginning of year	766,352	713,770	625,057	$5.75	$3.47	$3.32
Granted	821,757	209,849	92,571	2.87	14.40	4.50
Exercised	(4,540)	(105,303)	—	3.08	3.09	—
Forfeited	(177,931)	(51,964)	(3,858)	4.88	14.73	3.51

Balance at end of year	1,405,638	766,352	713,770	$3.93	$5.75	$3.47

Options granted prior to January 1, 2006 were denominated in Canadian dollars while options granted on or after January 1, 2006 are denominated in U.S. dollars. For the year ended December 31, 2007, options granted in U.S. dollars totaled 821,757 (2006 — 209,849) with a weighted average exercise price of U.S.$2.90 (2006 — $12.35). The exercise price has been converted to Canadian dollars for reporting purposes at the year-end exchange rate.

The weighted average remaining contractual life of options outstanding at December 31, 2007 was 7.46 years (2006 — 6.37 years; 2005 — 6.50 years).

The following table summarizes information regarding stock options outstanding as at December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-			Weighted-
	Number	Remaining	Average		Number	Average
Range of	Outstanding at	Contractual	Exercise	Aggregate	Exercisable at	Exercise	Aggregate
Exercise Prices	December 31,	Life	Price	Intrinsic	December 31,	Price	Intrinsic
(CDN$)	2007	(Years)	(CDN$)	Value	2007	(CDN$)	Value

$1.38 to $2.07	83,593	9.50	$1.91	$—	—	$—	$—
$2.08 to $3.12	728,147	8.50	$2.69	$—	374,328	$2.84	$—
$3.13 to $4.70	408,687	4.92	$3.80	$—	269,257	$3.68	$—
$4.71 to $7.06	55,463	7.71	$5.25	$—	33,234	$5.22	$—
$7.07 to $9.50	10,000	8.21	$9.05	$—	3,333	$9.05	$—
$9.51 to $14.26	60,000	7.99	$9.88	$—	40,000	$9.88	$—
$14.27 to $21.40	59,748	8.40	$14.78	$—	19,916	$14.78	$—

$1.38 to $21.40	1,405,638	7.46	$3.93	$—	740,068	$3.98	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Corporation’s closing stock price of U.S.$1.40 as of December 31, 2007 which would have been received by the stock option holders had all stock option holders exercised their options as of that date. There were no in-the-money options as of December 31, 2007, based on the closing market value of the Corporation’s common shares at that date.

The Corporation’s non-vested stock options consist of options granted under the Corporation’s stock option plans. The fair value of each non-vested option is calculated using the stock price at the date of grant. A summary of the status of non-vested stock options as at December 31, 2007 and changes during the year is presented below.

	Number of	Weighted-Average
	Non-Vested	Grant Date Fair Value
	Options	(CDN$)

Balance at December 31, 2006	247,586	$5.75
Granted	821,757	$2.17
Vested	(285,320)	$2.82
Forfeited	(118,453)	$4.34

Balance at December 31, 2007	665,570	$2.83

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions are noted in the table below. The Corporation’s common shares have a public trading history of only two years. As a result, certain assumptions for options granted prior to 2007 were based on assumptions used by the Parent company to value its stock-based compensation expense. The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders. The weighted average fair value of options granted for the year ended December 31, 2007 was CDN$2.17 (2006 — CDN$8.50; 2005 — CDN$2.58). As at December 31, 2007, total compensation cost related to non-vested stock options not yet recognized was $1,382, which is expected to be recognized over the next 36 months on a weighted-average basis.

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

	Year ended December 31
Stock options	2007	2006	2005

Expected volatility	66.3%	58.1%	57.7%
Dividend yield	—	—	—
Expected life	7 years	7 years	7 years
Risk free rate	4.63%	3.89%	4.33%

A summary of the Corporation’s non-vested restricted share units as at December 31, 2007 and 2006 and changes during the years ended on those dates is presented below:

			Weighted Average Grant
	Number of RSUs		Date Fair Value
	December 31		December 31
	2007	2006	2007	2006

Balance at beginning of year	9,000	—	$3.85	$—
Granted	49,700	9,000	3.27	3.85
Exercised	(4,500)	—	3.85	—
Forfeited	(15,000)	—	4.08	—

Balance at end of year	39,200	9,000	$3.02	$3.85

The RSUs vest evenly over a period between two to three years. Unvested RSUs held by directors are subject to forfeiture upon termination from the board.

Compensation expense recorded for the year ended December 31, 2007 related to non-vested RSUs was $73 (2006 — $Nil) with a corresponding increase in additional paid-in capital (“ APIC”). During the year ended December 31, 2007 4,500 (2006 — Nil) RSUs were exercised and resulted in a reclassification of $17 (2006 — $Nil) from APIC to share capital. Total unrecognized non-cash stock-based compensation expense related to non-vested RSUs was $56 that is expected to be recognized over the remaining vesting period of between two and three years. The Corporation measures fair value of the non-vested RSUs based upon the market price of its common stock as of the date of grant.

During the year ended December 31, 2007, 48,910 (2006 — 5,000) fully vested RSUs with a fair value of $75 (2006 — $32) were granted to new directors and executives resulting in a compensation expense of $75 (2006 — $32) with a corresponding increase in share capital.

11	INCOME TAXES

The following is a reconciliation of income taxes, calculated at the statutory income tax rate, to the income tax provision included in the consolidated statements of operations.

	Year Ended December 31
	2007	2006	2005

Loss before income taxes and cumulative effect of a change in accounting principle	$(3,881)	$(10,533)	$(2,479)
Statutory income tax rate	32.12%	32.12%	33.62%

Expected income tax recovery	(1,247)	(3,383)	(833)
Losses and temporary differences — valuation allowance	1,387	3,347	937
Large corporations tax	—	(5)	58

Income tax (recovery) expense	$140	$(41)	$162

Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases.

The net deferred income tax asset is comprised of:

	December 31,	December 31,
	2007	2006

Deferred income tax assets:
Tax benefit of loss carry-forwards and tax credits	$21,138	$18,078
Less valuation allowance	(20,896)	(17,305)
	242	773

Deferred income tax liabilities:
Capital, intangible and other assets	(242)	(773)

Deferred income tax assets, net	$—	$—

The deferred income tax asset valuation allowance is in respect of tax loss carry-forwards and tax credits.

The Corporation had net accumulated operating losses for income tax purposes at December 31, 2007 of approximately $35,047 (2006 — $32,256; 2005 — $22,547) and unclaimed scientific research and experimental development expenditures of approximately $8,612 (2006 — $5,720; 2005 — $4,738) that can be used to offset taxable income, if any, in future periods. At December 31, 2007, the Corporation also had capital losses of approximately $2,133 (2006 — $1,809; 2005 — $2,133) as well as research and development tax credits of approximately $4,579 (2006 — $3,368; 2005 — $2,469). The net accumulated operating losses and research and development tax credits will expire at various times to the end of 2027.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2007, the Corporation’s deferred tax assets were offset by a valuation allowance. Management will continue to provide a full valuation allowance until it determines that it is more likely than not the deferred tax assets will be realized.

The Corporation files federal and provincial income tax returns in Canada and its U.S. subsidiary files federal and state income tax returns in the U.S. The Corporation is no longer subject to income tax examinations by Canadian and U.S. tax authorities for years before 2001. The Canada Revenue Agency (“CRA”) commenced an examination of the Corporation’s Canadian income tax returns for 2001 and 2002 in the second quarter of 2005. In December, 2007, the CRA proposed certain transfer pricing adjustments with respect to income allocations between the Corporation and its U.S. subsidiary for the 2001 and 2002 taxation years. These proposed adjustments, if processed, will not result in any cash tax liability for the Corporation. Although the CRA has not commenced any transfer pricing review for taxation years beyond 2002, the proposed adjustments, based on the CRA’s primary position, are expected to be extended to later taxation years. The Corporation is currently evaluating the CRA’s proposal and awaiting reports from the CRA which should provide greater details of the basis of their proposed adjustments. Following receipt of these reports, the Corporation will be better able to make an informed assessment of the CRA’s position. Any reassessments to be issued by the CRA, on an aggregate basis, could result in a material effect on the Corporation’s consolidated financial statements, although at this time, the potential impact cannot be reasonably estimated by the Corporation. The Corporation has provided notification to the U.S. Internal Revenue Service of its intention to seek competent authority assistance with respect to the 2001 and 2002 taxation years.

The Corporation adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Corporation’s beginning tax positions. As at January 1, 2007, the Corporation did not have any unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance at January 1, 2007	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	7,429
Reductions for tax positions of prior years	(7,429)
Settlements	—

Balance at December 31, 2007	$—

Notwithstanding management’s belief in the merit of the Corporation’s tax filing positions and its intention to rigorously defend its transfer pricing policies, it is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes cannot be estimated at this time and may result from the settlement of ongoing examinations or other regulatory developments. Any increase or decrease in the unrecognized tax benefits will not likely have a significant impact on the Corporation’s effective tax rate due to the existence of the valuation allowance. Future changes in management’s assessment of the sustainability of tax filing positions may impact the Corporation’s income tax liability.

The Corporation recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2007, 2006 and 2005, there was no such interest or penalty.

12	RELATED PARTY TRANSACTIONS

The Corporation engaged in the following related party transactions with the Parent that have not been disclosed elsewhere in these consolidated financial statements:

	Year Ended December 31
	2007	2006	2005

Building rent, including operating costs	$593	$1,606	$1,399
Services:
Information technology	—	—	58
Legal	98	170	204
Insurance	306	644	289
Other	126	219	154

	$1,123	$2,639	$2,104

The Corporation leased its Fort Saskatchewan, Alberta facility from the Parent until May 8, 2007 when the Parent sold the buildings and assigned the leases to the purchaser. The Corporation was charged building rent at a rate which, in management’s view, approximates current market rates, plus actual operating costs. Corporate and administrative services are provided by the Parent on a fully-allocated cost recovery basis.

At December 31, 2007, accounts payable and accrued liabilities to related party of $67 (2006 — $45) were owed by the Corporation to the Parent for services rendered by the Parent and invoices paid by the Parent on behalf of the Corporation.

13	GUARANTEES

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

14	COMMITMENTS

The Corporation is committed to capital expenditures of $42 (2006 — $537) and to future annual payments under operating leases for office and facility space and equipment as follows:

2008	2009	2010	2011	2012

$5,549	$5,287	$590	$581	$586

15	FINANCIAL INSTRUMENTS

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

16	EMPLOYEE BENEFIT PLAN

The Corporation has a 401(k) retirement plan (the “Plan”) for the benefit of permanent United States employees. These employees may elect to contribute to the Plan through payroll deductions of up to $16 of their annual compensation, subject to statutory limitations. The Corporation may declare discretionary matching contributions of up to 50% of employees’ contributions up to a maximum of 3% of employee earnings. The Corporation’s matching contributions for the year ended December 31, 2007 were $37 (2006 — $58; 2005 — $46).

The Corporation also participated in a defined contribution pension plan for its Canadian employees that was administrated by the Parent until December 31, 2007. Effective January 1, 2008, the Corporation commenced administration of its own employee pension plan. In 2007, the Corporation matched employee contributions of up to 4% of their annual compensation. The Corporation’s contributions to this plan for the year ended December 31, 2007 amounted to $261(2006 — $274; 2005 — $149).

17	LOSS PER SHARE

In calculating loss per share under the treasury stock method, the numerator remains unchanged from the basic loss per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income.

The reconciliation of the denominator in calculating diluted loss per share is as follows:

	Year Ended December 31
	2007	2006	2005

Weighted average number of common shares outstanding — basic	18,333,810	17,964,332	9,764,486
Effect of dilutive securities	—	—	—

Weighted average number of common shares outstanding — diluted	18,333,810	17,964,332	9,764,486

The impact of all dilutive securities on loss per share is anti-dilutive for the years ended December 31, 2007, 2006 and 2005, including the dilutive impact of the remaining term loan (Note 9) and all outstanding options, SARs and RSUs.

18	SEGMENTED INFORMATION

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

     a) Assets by geographic segment

	December 31,	December 31,
	2007	2006

Canada	$37,251	$42,440
United States	14,048	3,452

	$51,299	$45,892

     a) Capital assets and intangible assets by geographic segment

	December 31,	December 31,
	2007	2006

Canada	$12,800	$11,130
United States	741	1,036

	$13,541	$12,166

All of the Corporation’s revenues in 2007, 2006 and 2005 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President, Finance and Administration and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Administration and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation our management concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management, with the participation of our Chief Executive Officer and Vice President, Finance and Administration and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment under such criteria, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Attestation report of the registered public accounting firm

Under current SEC rules, the Company is not required to file an auditor’s attestation report on our management’s assessment of the Company’s internal control over financial reporting until we file our annual report on Form 10-K for the fiscal year ended December 31, 2008. Accordingly, this annual report on Form 10-K for the fiscal year ended December 31, 2007 does not include an auditor’s attestation report on our management’s assessment of the Company’s internal control over financial reporting set forth above, and our auditor, Deloitte & Touche LLP, has not attested to such report.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER MATTERS

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information, as of December 31, 2007, regarding our executive officers and directors:

Name	Age	Position

Thomas E. Gardner	60	President, Chief Executive Officer and Chairman of the Board
Eliot M. Lurier	49	Vice President, Finance Administration and Chief Financial Officer
Carol L. Amelio	46	Vice President, General Counsel and Corporate Secretary
David C. McDowell	52	Vice President, Manufacturing Operations
Katherine J. Turner, Ph.D.	56	Vice President, Research & Development
Edward Gaj, Jr. R.Ph.	51	Vice President, Corporate Development
Barry M. Heck	45	Director
Neil Carragher(1)(2)(3)	69	Director
Roger G.H. Downer, Ph.D.(2)(3)	65	Director
David Poorvin, Ph.D.(1)(2)(3)	61	Director
Richard W. Zahn(1)(3)	56	Director

(1)	Member of our audit committee.

(2)	Member of our human resources and compensation committee.

(3)	Member of our corporate governance and nominating committee.

Thomas E. Gardner has been our President, Chief Executive Officer and Chairman of the Board since August 22nd, 2007 and became a director on May 14, 2007. Prior to his current assignments, Mr. Gardner was CEO of a number of public and private companies including Songbird Hearing from July 2002 to November 2004, Datamonitor, Base Ten Systems and Access Health. From 1970 to 1995, Mr. Gardner held senior marketing and general management positions at Procter and Gamble, Johnson & Johnson, Simon & Schuster and IMS Health. He currently holds board seats at several privately held companies, including IntegriChain, VisiLED and Virium Pharmaceuticals. He holds a B.A. in Economics / Mathematics from the University of St. Thomas in Minnesota. Mr. Gardner resides in Princeton, New Jersey.

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

Carol L. Amelio has been our General Counsel and Corporate Secretary since February 2006. From May 2001 to January 2006, she served as legal counsel for Westaim, our parent company. From 1992 to 2001, she held senior legal and management positions with TELUS Communications, a telecommunications company. Ms. Amelio holds a B.Comm. and LL.B. from the University of Alberta and was admitted to the bar of the Province of Alberta in 1987. Ms Amelio resides in Edmonton, Alberta.

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

Edward Gaj Jr., R. Ph. has been our Vice President, Corporate Development since June 2007. From 1998 to June 2007, Mr. Gaj held a series of progressively senior positions at Anika Therapeutics, including Director and Executive

Director, Marketing and Business Development and most recently, Franchise Director, Aesthetics. Previously, Mr. Gaj was with B&E Consulting, where he was responsible for new business opportunity assessment and development for clients. He also held positions at Immunologic Pharmaceutical Corp., Biogen, Alpha Therapeutics Corp., and Lederle Laboratories. He started his career as an oncology pharmacist at the New England Deaconess Hospital and a staff pharmacist at the Lahey Clinic. Mr. Gaj earned Bachelor of Science and Master of Science degrees at the Massachusetts College of Pharmacy and is a registered pharmacist. Mr. Gaj resides in Andover, Massachusetts.

Barry M. Heck has served as a director since December 1997. Mr. Heck was the President, Chief Executive Officer and a director of Westaim, our parent company, from January 2003 to May 2007. From January 1997 to January 2003, Mr. Heck served as a Senior Vice President of Westaim. Mr. Heck is a director of Kereco Energy Ltd. Mr. Heck holds an LL.B. from the University of Alberta. Mr. Heck resides in Calgary, Alberta.

Neil Carragher has served as a director since December, 2005. Mr. Carragher has been the Chairman of The Corporate Partnership Ltd., a management consulting group, for more than five years. Mr. Carragher is a director of Westaim, our parent company, and Agrium Inc. Mr. Carragher holds a B.Sc. from the University of Glasgow and an M.Sc. from the University of London. Mr. Carragher resides in Toronto, Ontario.

Roger G.H. Downer, Ph.D. has served as a director since December 2005. Dr. Downer has been the President and Vice-Chancellor of the University of Limerick, Ireland since 1998 until his retirement in 2006 when he became President Emeritus. From 1996 to 1998 Dr. Downer was President of the Asian Institute of Technology. Dr. Downer is a director of Westaim, our parent company. Dr. Downer holds a B.Sc. and M.Sc. from Queen’s University Belfast and a Ph.D. from the University of Western Ontario. Dr. Downer resides in Killaloe, Ireland.

David Poorvin, Ph.D. has served as a director since May 2006. Dr. Poorvin has been a consultant for Poorvin Enterprises, a health care consulting company and has served as Executive-in-Residence for Oxford Biosciences Partners a venture capital firm since May 2004. Dr. Poorvin is a director of Enanta Pharmaceuticals and Repros Therapeutics Inc. From 1981 to 2003, Dr. Poorvin held numerous senior management positions with Schering-Plough Corporation, a global research-based company engaged in the discovery, development, manufacturing and marketing of pharmaceutical, biotechnology and health care products, including Vice President of Business Development Operations from 1993 until 2003, and Director of Cardiovascular Clinical Research from 1986 to 1989. Dr. Poorvin holds a B.A. from Hunter College of the City University of New York, and a Ph.D. from Rutgers University. Dr. Poorvin resides in New Jersey.

Richard W. Zahn has served as a director since December 2005. From 1992 to 2003, Mr. Zahn held numerous senior management positions within the Schering Plough Corporation, a global research-based company engaged in the discovery, development, manufacturing and marketing of pharmaceutical biotechnology products and health care products, including President of Schering Laboratories from 1996 until July 2003, and Corporate Vice President of Schering-Plough Corporation, from 2001 to December 2003. Schering Laboratories is the U.S. prescription marketing arm for Schering Plough. Mr. Zahn is a director of Norwood Abbey, Ltd. Mr. Zahn holds a B.S. in Business Administration from Kansas State Teachers College. Mr. Zahn resides in Oldwick, New Jersey.

There are no family relationships between any of our executive officers or directors. The business address of each of our executive officers and directors is 50 Audubon Road, Suite B, Wakefield, Massachusetts 01880.

Code of Ethics

Our board of directors has adopted a Code of Conduct and Ethics for Directors, Officers and Employees (the “Code of Conduct”). The original Code of Conduct was filed on and is accessible through SEDAR at www.sedar.com and EDGAR at www.edgar-online.com. A copy of the most recent version of our Code of Conduct is available on our website at www.nucryst.com and may also be obtained by any person without charge, upon written request delivered to NUCRYST at 10102 — 114th Street, Fort Saskatchewan, AB T8L 3W4, Attention: Vice President, General Counsel and Corporate Secretary.

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

Audit Committee and Financial Expert

The members of our audit committee are Neil Carragher, Richard W. Zahn, and David W. Poorvin each of whom is a non-employee member of our board of directors. Mr. Carragher chairs the committee. Our board has determined that Neil Carragher is an audit committee financial expert (as defined under SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002). In addition, our board has determined that each member of our audit committee is financially literate and at least one member of our audit committee meets the financial sophistication requirements of the NASDAQ. Our board of directors has determined that Messrs. Carragher and Zahn and Dr. Poorvin are independent members of our board of directors based on the director independence criteria adopted by our board and based on the current requirements of the NASDAQ, the TSX and the rules and regulations of the SEC and Canadian provincial securities regulatory authorities. A copy of our audit committee’s charter is available on our website at www.nucryst.com.

Nomination of Directors

Our board of directors has determined not to adopt policies and procedures by which shareholders may recommend nominees to our board of directors other than those that currently exist at law. Pursuant to the Business Corporations Act (Alberta), a registered shareholder entitled to vote at our annual meeting of shareholders, or a beneficial owner of shares, may, subject to the provisions of that Act, submit a proposal for nominations for the election of directors for consideration at our annual meeting if the proposal is signed by one or more registered holders of shares representing in the aggregate not less than 5% of our issued common shares that have the right to vote at the meeting to which the proposal is to be presented, or by beneficial owners of shares representing in the aggregate the same percentage. To be eligible to make a proposal, a person must: (i) be a registered shareholder or beneficial owner of the prescribed number of shares or have the prescribed level of support of other shareholders or beneficial owners of shares; (ii) provide NUCRYST with his or her name and address and the names and addresses of those registered holders or beneficial owners of shares who support the proposal; (iii) and continue to hold or own the prescribed number of shares up to and including the day of the meeting at which the proposal is made. The proposal must be in writing and received by our offices at 10102 114th Street, Fort Saskatchewan, AB T8L 3W4, Attention: Vice President, General Counsel and Corporate Secretary by February 3, 2008. However, nothing in the provisions of the Act relating to shareholder proposals precludes nominations for the election of directors made at a meeting of shareholders by registered shareholders or proxyholders (provided the proxy stipulates the proxy holder has such authority).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, requires a registrant’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of a registrant’s securities, to file with the SEC initial reports of changes in ownership of common shares and other equity securities of the registrant. As we are a “foreign private issuer” pursuant to Rule 3a12-3 of the Securities Exchange Act of 1934, NUCRYST and persons referred to above are exempt from the reporting and liability provisions of Section 16(a). However, under Canadian provincial securities laws, the persons referred to above are required to file reports in electronic format through the System for Electronic Disclosure by Insiders, or SEDI, disclosing changes in beneficial ownership of or control or direction over, our common shares and other securities. Our shareholders can access such reports at www.sedi.ca.

Scientific Advisory Board

As at December 31, 2007, we have decided to temporarily disband our existing scientific advisory board as we re-evaluate the optimal composition of the board to assist us with our research and development plans. In the meantime, we have retained certain members of the board on an individual basis to continue providing us with advice and guidance.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Disclosure

For 2007, we are providing compensation disclosure that complies with the requirements of the Canadian Securities Administrators, together with certain additional disclosure, without compromising required Canadian disclosure. As a foreign private issuer (as defined under the applicable SEC rules), we are permitted by Item 402(a)(i) of SEC Regulation S-K to respond to this Item 11 by providing the information required by Items 6.B. and 6.E.2 of Form 20-F. This compensation disclosure describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named officers during the last completed fiscal year. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year./LS

Summary Compensation Table

The following table sets forth the compensation awarded to, or earned by, our current President and Chief Executive Officer, our former President and Chief Executive Officer who served in that capacity for a portion of 2007, our Vice President, Finance and Administration and Chief Financial Officer and our next three most highly compensated executive officers who were employed by us as of December 31, 2007 and whose salary and bonus exceeded $100,000 during 2007. We refer to these individuals elsewhere in this annual report as our “named executive officers” or “named executives.”

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Securities(7) Under	Shares or(8) Units
	Fiscal			Other Annual	Options / SARS	Subject to Resale	All Other(9)
Name and Principal Position	Year	Salary ($)	Bonus(5)($)	Compensation(6)	Granted (#)	Restrictions ($)	Compensation ($)

Thomas E. Gardner(1)	2007	$145,641	—	—	500,000	$107,000	$9,137
Chairman, President &
Chief Executive Officer
Scott H. Gillis(2)	2007	$177,163	—	$12,885	75,000	—	$432,815
Former President &	2006	$250,000	$25,000	$20,000	—	—	$6,000
Chief Executive Officer	2005	$249,375	$98,004	$20,000	—	—	$6,850
Eliot M. Lurier, CPA	2007	$171,000	$89,775	—	40,000	$20,500	$8,550
Vice President, Finance and	2006	$145,000	$14,500	—	—	—	—
Administration,	2005	$105,297	$41,277	—	19,455	—	—
Chief Financial Officer
David C. McDowell(3)	2007	$211,049	$107,635	—	30,000	$20,500	$35,603
Vice President,	2006	$189,589	$33,178	—	—	—	$39,470
Manufacturing Operations	2005	$74,967	$28,509	—	38,910	—	$1,979
Katherine J. Turner, Ph.D.(4)	2007	$207,556	$85,372	—	20,000	$11,070	$6,227
Vice President, Research	2006	$110,833	$3,325	—	25,000	—	$3,325
and Development
Carol L. Amelio(3)	2007	$181,564	$78,980	—	35,000	$20,500	$7,671
Vice President, General	2006	$129,458	$10,219	—	10,000		—
Counsel and Corporate Secretary

(1)	Mr. Gardner became our Chairman, President and Chief Executive Officer on August 22, 2007 at an annual salary of $400,000.

(2)	Mr. Gillis’ employment ceased on August 22, 2007.

(3)	Mr. McDowell’s and Ms. Amelio’s compensation is denominated in Canadian dollars and has been translated into U.S. dollars for purposes of this table at an average 2007 exchange rate of U.S. $1.00= C$1.074, C$1.134 in 2006 and C$1.1873 in 2005.

(4)	Ms. Turner was appointed Vice President, Research and Development of NUCRYST on July 1, 2007 at which time her annual base salary was increased from $195,000 to $220,000.

(5)	Amounts in this column reflect amounts earned in each year under our Employee Variable Pay Incentive Program. The awards are paid to the executive in the following calendar year. A discussion of the material terms of our Employee Variable Pay Program can be found in the Compensation Discussion and Analysis section of this document.

(6)	Mr. Gillis received cash allowances in lieu of perquisites in 2007 in the amount of $12,885 and in the amount of $20,000 in each of 2006 and 2005.

(7)	Reflects the grants of Options in the year pursuant to our Incentive Plan. Particulars of the grants of Options and RSUs made in 2007 are provided in the table Option Grants During the Year Ended December 31, 2007 below.

(8)	In lieu of receiving a bonus under our variable pay program, Mr. Gardner was granted 38,910 restricted share units (“RSUs”) on August 22, 2007 at an issue price of $2.75. The RSUs vested immediately, but are restricted from sale until Mr. Gardner is no longer an executive officer or director of NUCRYST. On February 21, 2007, Messrs. Lurier and McDowell and Ms. Amelio were each granted 5,000 RSUs vesting each as to 1/3 on February 21, 2008, 2009 and 2010. Ms. Turner was granted 2,700 RSUs on February 21, 2007 with the same vesting schedule. Mr. Gillis was also granted 10,000 RSUs on the same date, all of which terminated on the date he ceased to be employed with NUCRYST and, therefore, the value was not included in the table. Mr. Gardner’s RSUs are valued at the closing NASDAQ price on August 22, 2007 of $2.75. All other RSUs are valued at the closing NASDAQ share price of $4.10 on February 21, 2007.

(9)	Mr. Gardner received reimbursement for living expenses amounting to $9,137. As part of his severance agreement, Mr. Gillis received $5,000 in lieu of any future perquisites, payment for vacation earned in the amount of $27,500, payment of severance in the amount of $295,000, $108,065 of which was accrued at December 31, 2007 as part of a $150,000 payment due to Mr. Gillis in February 2008 as payment for his continued assistance in accordance with the terms of his severance agreement. $17,011 was also accrued for Mr. Gillis’ health benefits. Mr. Lurier received a payment for vacation earned in the amount of $8,550. Mr. McDowell received reimbursement for living expenses amounting to $27,667 (CDN). All other compensation reflected in this column for all named executive officers consisted of contributions to NUCRYST’s defined contribution pension plan for employees located in Canada or 401(k) plan for employees located in the United States.

Option Granted During the Year Ended December 31, 2007 to Named Executive Officers

The following table sets forth each option to purchase our common shares granted during the year ended December 31, 2007 to our named executive officers.

				Market Value of
		% of Total		Securities
	Securities,	Options Granted	Exercise	Underlying Options
	Under Options	to Employees	Price	on the Date of
Name and Principal Position	Granted(2)	in Financial Year	($/Security)	Grant ($/Security)	Expiration Date

Thomas E. Gardner Chairman, President & Chief Executive Officer	500,000	62.3%	$2.57	$1,285,000	August 22, 2017
Scott H. Gillis(1) Former President & Chief Executive Officer	75,000	9.4%	$4.08	$306,000	February 21, 2017
Eliot M. Lurier, CPA Vice President, Finance and Administration, Chief Financial Officer	40,000	5.0%	$4.08	$163,200	February 21, 2017
David C. McDowell Vice President, Manufacturing Operations	30,000	3.8%	$4.08	$122,400	February 21, 2017
Katherine J. Turner, Ph.D. Vice President, Research and Development	20,000	2.5%	$4.08	$81,600	February 21, 2017
Carol L. Amelio Vice President, General Counsel and Corporate Secretary	35,000	4.4%	$4.08	$142,800	February 21, 2017

(1)	Mr. Gillis’s employment ceased on August 22, 2007. According to the terms of his severance agreement, Mr. Gillis has one year or until August 22, 2008 to exercise any options that had vested as of his termination date. As none of the 75,000 options granted to Mr. Gillis in 2007 had vested as of the termination date of his employment, all of those options automatically terminated on August 22, 2007.

(2)	These awards were made in options to purchase common shares of NUCRYST pursuant to the Incentive Plan and, in the ordinary course, are exercisable for a period ending 10 years of the date of grant. With the exception of the options award made to Mr. Gardner, these awards were granted on the basis that in the ordinary course they will be exercisable as to one third of the grant on each of the first, second and third anniversaries of the date of grant. Mr. Gardner was granted an option to purchase 500,000 shares of our common stock on August 22, 2007 upon becoming our Chief Executive Officer. The options vest 1/3 immediately on the date of grant and 1/3 each on August 22, 2008 and 2009.

Aggregated Option Exercises During the Year Ended December 31, 2007 And Financial Year-End Option Values

The following table shows all outstanding equity awards held by each named executive officer as of December 31, 2007. No options to purchase our common shares were exercised by our named executive officers during the year ended December 31, 2007.

Value of Unexercised(1)
in-the-Money Options at
	Securities,	Aggregate	Options at Fiscal Year-	Fiscal Year-End
	Acquired on	Value	End Exercisable/	Exercisable/
Name and Principal Position	Exercise	Realized	Unexercisable	Unexercisable

Thomas E. Gardner Chairman, President & Chief Executive Officer	Nil	Nil	166,667 / 333,333	$0 / $0
Scott H. Gillis Former President & Chief Executive Officer	Nil	Nil	272,270 / 0	$0 / $0
Eliot M. Lurier, CPA Vice President, Finance and Administration, Chief Financial Officer	Nil	Nil	12,970 /46,485	$0 / $0
David C. McDowell Vice President, Manufacturing Operations	Nil	Nil	25,940 / 42,970	$0 / $0
Katherine J. Turner, Ph.D. Vice President, Research and Development	Nil	Nil	8,333 / 36,667	$0 / $0
Carol L. Amelio Vice President, General Counsel and Corporate Secretary	Nil	Nil	3,333 / 41,667	$0 / $0

(1)	Based on the December 31, 2007 closing price of the Common Shares on the NASDAQ of $1.40.

Employment Agreements

Thomas E. Gardner

On August 22, 2007, we entered into an employment agreement with Mr. Gardner, our Chairman of the Board, President and Chief Executive Officer and a member of our board. Mr. Gardner currently receives an annual base salary of $400,000 with an annual target bonus of no less than 50% of his base salary based on meeting financial and performance targets set by our board. In lieu of receiving a bonus in 2007, Mr. Gardner was granted 38,910 restricted stock units (“RSUs”) on August 22, 2007 at an issue price of $2.75. The RSUs vested immediately but are restricted from sale until Mr. Gardner is no longer employed by or a director of NUCRYST. Mr. Gardner was also granted options to purchase 500,000 shares of our common stock on August 22, 2007. 1/3 of the options vest immediately on the date of grant and an additional 1/3 vest on the first and second anniversaries of the grant date. The employment agreement has an initial term ending December 31, 2008 and provides for automatic extensions for successive one year periods on the same terms and conditions unless either party gives the other written notice at least 60 days prior to the then scheduled date of expiration of the term. If Mr. Gardner is still employed by NUCRYST on December 31, 2008 and has performed satisfactorily, he is entitled stock options to purchase an additional 161,090 common shares pursuant to our 1998 Equity Incentive Plan, as amended, vesting over a two-year period. If we terminate Mr. Gardner’s employment without “cause” (as defined in the employment agreement) or we elect not to extend the employment agreement at the end of any one-year period, we will be obligated to pay Mr. Gardner an amount equal to one year’s annual base salary (at the annualized rate in effect on the termination date) and a pro-rata performance bonus payment for the year of termination, and any stock options or RSUs then scheduled to vest prior to the first anniversary of the termination date will vest and remain exercisable until the first anniversary of the termination date. We are subject to the same obligations if Mr. Gardner’s employment is constructively terminated without cause, which includes the termination by Mr. Gardner of his employment due to a material diminution of his duties or authorities, or the failure to retain him as a director of NUCRYST, or the appointment of any employee of NUCRYST as the Chair of our board. Mr. Gardner is also entitled to a severance payment equal to two years’ annual base salary and to accelerated vesting of all stock options and RSUs if he is terminated or constructively terminated without cause or due to non-extension of the employment agreement in connection with a “change in control” (as defined in the employment agreement). We are also obligated to provide Mr. Gardner with post-termination directors’ and officers’ liability insurance coverage.

Scott H. Gillis

On August 22, 2007, we announced the resignation of Mr. Gillis’ employment as our President and Chief Executive Officer. On September 25, 2007, we entered into a Separation Agreement and General Release with Mr. Gillis. Pursuant to the previously disclosed employment agreement we entered into with Mr. Gillis dated December 6, 1999, upon the termination of his employment without cause, Mr. Gillis was entitled to a lump-sum payment equal to twelve months salary and continued benefits under all applicable benefit plans for 12 months. In accordance with this employment agreement and the Separation Agreement, we were obligated to pay Mr. Gillis a lump sum payment equal to $295,000 less applicable withholding and deductions within 30 days following the execution of the Separation Agreement. In addition, pursuant to the terms of the Separation Agreement, we are further obligated to pay an additional $150,000 to Mr. Gillis less applicable withholding deductions, within 30 days after a six-month period beginning February 22, 2008. In addition, we are required to pay the costs associated with Mr. Gillis’s continued participation in the NUCRYST benefit plans for a total period of eighteen months following the date of termination of his employment. We have agreed to pay Mr. Gillis $5,000 representing reimbursement of expenses he incurred related to other benefits he received prior to the date of termination of his employment.

Eliot M. Lurier

In March 2005, we entered into an employment agreement with Eliot M. Lurier, our Vice President, Finance and Administration. Mr. Lurier currently receives an annual base salary of $171,000. As discussed under “Elements of Our Compensation Program — Performance-Based Incentive Compensation”, Mr. Lurier was also eligible in 2007 for non-equity incentive compensation under our variable pay program of up to 70% of his annual base salary. Under the agreement, either we or Mr. Lurier may terminate his employment at any time. However, on January 17, 2008, we entered into a severance agreement with Mr. Lurier that provides if we terminate his employment without cause, we are obligated to pay him a lump sum of an amount equal to six months of his then current base salary, less applicable taxes and withholdings.

David C. McDowell

In June 2005, we entered into an employment agreement with David C. McDowell, our Vice President, Manufacturing Operations. Mr. McDowell currently receives an annual base salary of C$240,000. As discussed under “Elements of Our Compensation Program — Performance-Based Incentive Compensation”, Mr. McDowell was also eligible in 2007 for non-equity incentive compensation under our variable pay program of up 70% of his annual base salary. Under the agreement, either we or Mr. McDowell may terminate his employment at any time. However, on January 17, 2008, we entered into a severance agreement with Mr. McDowell that provides if we terminate his employment without cause, we are obligated to pay him a lump sum of an amount equal to twelve months of his then current base salary, less applicable taxes and withholdings.

Katherine, J. Turner, Ph.D.

In June 2006, we entered into an employment agreement with Katherine J. Turner, Ph.D., our Vice President, Research. Dr. Turner currently receives a base annual salary of $220,000. As discussed under “Elements of Our Compensation Program — Performance-Based Incentive Compensation”, Dr. Turner was also eligible in 2007 for non-equity incentive compensation under our variable pay program of up to 70% of her annual base salary. Under the agreement, either we or Dr. Turner may terminate her employment at any time. However, on January 17, 2008, we entered into a severance agreement with Dr. Turner that provides if we terminate her employment without cause, we are obligated to pay her a lump sum of an amount equal to six months of her then current base salary, less applicable taxes and withholdings.

Carol L. Amelio

In February 2006, we entered into an employment agreement with Carol L. Amelio, our Vice President, General Counsel and Corporate Secretary. Ms. Amelio currently receives and annual base salary of C$195,000. As discussed under “Elements of Our Compensation Program — Performance-Based Incentive Compensation”, Ms. Amelio was also eligible in 2007 for non-equity incentive compensation under our variable pay program of up to 70% of her annual base salary in 2007. Under the agreement, either we or Ms. Amelio may terminate her employment at any time.

Composition of the Compensation Committee

The members of our Human Resources and Compensation Committee, which we refer to as the compensation committee or committee in this section of the report are Messrs. Roger G.H. Downer, David W. Poorvin and Neil Carragher, each of whom is an independent director. No member of the compensation committee is employed by NUCRYST or its affiliates and no member is a former officer or employee of NUCRYST or its affiliates.

Mr. Gardner joined the compensation committee on May 14, 2007 but left the committee in September 2007 after his appointment as President and Chief Executive Officer of NUCRYST in August 2007.

HUMAN RESOURCES AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Oversight of Executive Compensation Program

The compensation committee assists our board in determining and administering:

•	key compensation policies;

•	our executive compensation program for our President and Chief Executive Officer and the other executives officers, including those named in the Summary Compensation Table; and

•	executive management succession and development.

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

Role of Committee and Executive Officers in Compensation Decisions

When establishing base salaries and equity grants for each named executive for recommendation to our board, our committee considers the recommendations of our CEO (for compensation other than his own). While our committee does give significant consideration to the recommendations of our CEO, it may accept or adjust such recommendations based on its own judgment. Our committee also considers each named executive’s current salary and the appropriate balance between incentives for long-term and short-term performance. There is no pre-established policy or target for the allocation between cash and non-cash or short-term and long-term incentive compensation. Rather, our committee relies upon its own judgment — and not on rigid formulas — in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate incentive and reward for performance. Our committee’s philosophy is that the allocation should remain flexible to recognize the shifting trends in the marketplace and variations by executive role. Key factors affecting our committee’s judgment in determining an executive’s compensation package as a whole and each element individually include:

•	the executive’s performance;

•	the nature, scope and level of the executive’s responsibilities;

•	level of experience of the executive in his or her respective field; and

•	the prevailing market rates for individuals performing similar functions at comparable companies.

Compensation Consultant

In 2006, our committee engaged the services of an independent compensation consultant, ORC Worldwide (“ORC”), to provide research, analysis and recommendations to our committee regarding named executives’ and outside directors’ compensation for 2006 and 2007. During 2006, ORC participated in three of our committee meetings. ORC has not provided any other services to us and has received no compensation other than with respect to the services provided to our committee. ORC provided guidance to our committee to assist it in determining:

•	competitive base salaries, short term cash incentive and long-term incentives in the form of equity awards for seven executive officer positions;

•	short-term and long-term incentive plan design; and

•	trends and issues in executive compensation.

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

As discussed under CEO Compensation, our committee retained ORC in 2007 to prepare a report of confidential market data and compensation recommendations to assist our committee in determining the components of a competitive compensation package in connection with the appointment of Mr. Gardner to the combined position of President, Chief Executive Officer and Chairman of the board.

Elements of Our Compensation Program

For the fiscal year ended December 31, 2007, the principal components of our compensation for named executives were base salary, a cash incentive bonus under our Employee Variable Pay Incentive Program which we refer to as our variable pay program, stock options under our 1998 Equity Incentive Plan, and other benefits.

The elements of our compensation program are described as follows:

Base Salary.  We provide named executives and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary levels are typically reviewed annually as part of our performance review process as well as upon a promotion or other change in job responsibility. Increases to base salaries of our named executives for cost of living increases and other changes are based on our committee’s assessment of the individual’s performance, their position within the salary range, and the recommendation of our CEO (for compensation other than his own). In determining base salary, our committee also considers other factors such as skill set, prior experience, the executive’s time in his/her position, internal consistency regarding pay levels for similar positions or skill levels, external pressures to attract and retain key talent, and market conditions generally. Our committee also reviews the performance of our CEO and establishes his/her base salary for recommendation to our board of directors. We intend to periodically review executive compensation base salary using comparative North American industry data provided by our independent professional compensation consultant. Such a review was undertaken by our committee’s compensation consultant in 2006 when it conducted an independent review of our named executives’ compensation. The results were received by our committee in December 2006 and were used by our committee in determining named executive compensation for 2007.

For fiscal 2007, our CEO made recommendations to our committee with respect to the proposed salaries for fiscal 2007 for each of the named executives other than himself based, in part, on the recommendations of the compensation consultant. In determining whether adjustments should be made to the base salaries of any of our named executives, our committee considered our CEO’s recommendations in conjunction with the results of the executive compensation survey conducted by the compensation consultant and an overall review of the factors discussed above. Through this analysis, and with particular attention given to the competitive market place for compensation and the demand for executive talent, our committee recommended and our board approved increases to each of our named executive’s base salaries, effective January 1, 2007, in the amount of approximately 10 percent to the base salary of Mr. Gillis, 18 percent to that of Mr. Lurier, 18 percent to Ms. Amelio’s base salary, 2 percent to that of Mr. McDowell and 3 percent to the base salary of Dr. Turner. Dr. Turner’s base salary was subsequently increased to $220,000 effective July, 2007 when she was promoted to Vice President, Research and Development. The base salaries paid to our CEO and other named executives during fiscal year 2007 are shown in the Summary Compensation Table.

Performance-Based Incentive Compensation.  While we view competitive base pay as a critical component of total compensation, an equally important component is linking compensation to company performance. This is accomplished through our variable pay program. The variable pay program is an annual cash incentive program and provides all of our employees, including named executives, the opportunity to earn cash incentive bonuses based on the achievement of specific company or function performance goals. The bonuses paid to named executives for 2007 appear in the Summary Compensation Table under the “Bonus” column.

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

For 2007, all of our named executives except Mr. Gardner had their payout ranges under the variable pay program set as a percentage of base salary for 2007 at 20% at Threshold, 40% at Target and 70% at Stretch. These ranges were adjusted in 2007 based on job responsibilities, internal relativity, and competitive market guidance from our compensation consultant. Our committee believes these ranges in the context of the overall mix of performance measures encourage named executives to focus appropriately on improving shareholder value. For 2007, pursuant to the terms of his employment agreement, Mr. Gardner received restricted stock units in lieu of an annual bonus under our variable pay program.

Corporate Performance.  On the corporate side, one of the 2007 goals was share price appreciation, which is measured by calculating the weighted average increase in our NASDAQ share price as compared to a medical index. Since we have a limited trading history, we measure share price appreciation against a medical index. The Target for this performance measure was set at the weighted average increase in our share price exceeding the medical index by 20 percentage points; Threshold was exceeding it by 10 percentage points, and Stretch was exceeding it by 30 percentage points.

This corporate measure of share price appreciation accounted for 10% of the total incentive payout for all named executives. The corporate measure can result in a payout, regardless of the business unit/department performance. In respect of this performance goal for 2007, Threshold was not achieved and, therefore, there was no incentive variable payout to our named executives under this performance target.

Named Executive Performance Targets.  For fiscal 2007, we set 10 goals in addition to the corporate performance goal discussed above. One was a financial objective to control total company expenses (excluding cost of goods), depreciation, amortization, foreign exchange gain or loss, interest expense, income taxes and accounting charges to no more than of $14.8 million at Threshold, $14.6 million at Target and $14.1 million at Stretch. We achieved stretch in respect of this objective. Six of the objectives were related to achievement of milestones concerning new product development projects; another was related to the completion of research objectives and the last two related to manufacturing process improvement objectives.

Each of our named executives had different weights assigned to the various financial and non-financial metrics depending on their department performance goals to which each named executive was expected to contribute. These overall corporate performance objectives accounted between 40% and 50% of the total incentive payout for each named executives. In addition, in 2007, each named executive set individual performance objectives related to job specific goals that were assigned weights of between 20% and 70% of the total incentive payout for each named executive depending on the total of the corporate performance target weighting.

Our board of directors can exercise discretion to pay compensation even if performance does not meet our performance goals. Our board did not exercise this discretion in 2007 in respect of any of our named executives. We have not established a policy to address the adjustment or recovery of performance based awards if we restate or otherwise adjust the relevant performance measures in a manner that would reduce the size of an award or payment to a named executive.

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

In February 2007, upon the recommendation of the compensation consultant following the completion of the independent review of our named executive compensation undertaken by the consultant, our board of directors considered the outstanding share options currently held by named executives and, using the principles outlined above and considering the confidential market data and report presented by the compensation consultant, our board approved the granting of additional stock option awards and restricted stock units to each of the named executives. The options and restricted stock units granted to our named executives in 2007 appear in the Option Grants During the Year Ended December 31, 2007 Table and the Summary Compensation Table under the “Shares or Units Subject to Resale Restriction” column.

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

Compensation Committee Interlocks and Insider Participation

During fiscal 2007, the following directors have at one time been members of our committee: Barry M. Heck, Richard W. Zahn, Neil Carragher, Roger G.H. Downer, David Poorvin and Thomas E. Gardner. With the exception of Mr. Gardner and Mr. Heck, none of the committee’s current or former members has at any time been one of our officers or employees. Mr. Heck had served on our compensation committee until December 2006. After he left the committee, Mr. Heck was appointed to Executive Chair of NUCRYST from May 23, 2007 to August 22, 2007. He did not, however, serve on the compensation committee at any time while he held the position of Executive Chair nor has he served on the committee since he held that position. Mr. Gardner was a member of the compensation committee at the time he was appointed Chairman of our board, President and Chief Executive Officer and left the committee in September 2007. Mr. Gardner excused himself from all committee discussions and meetings at which his appointment as our President and CEO and all related compensation matters were discussed by the committee. While there was a short period of time during which Mr. Gardner was both an employee of NUCRYST and a member of our committee, the committee held no meetings and conducted no business during that period of time.

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

Our committee has reviewed and discussed with our management the Report on Executive Compensation for fiscal 2007. Based on the review and discussions, our committee recommended to our board of directors, and our board of directors has approved, that the Report on Executive Compensation be included in our annual report on Form 10-K for 2007.

This report is submitted by our committee.

Roger G.H. Downer
Neil Carragher
David W. Poorvin

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

The ABCA provides that we may purchase and maintain insurance for the benefit of an eligible party (or their heirs and personal or other legal representatives or the eligible party) against any liability that may be incurred by reason of the eligible party being or having been a director or officer, or in an equivalent position of ours or that of an associated corporation. Our directors and officers are insured against certain losses under liability insurance obtained and maintained by Westaim for the protection of all the directors and officers of Westaim and NUCRYST against liability incurred by them in their capacities as directors and officers of Westaim and NUCRYST and their respective past and present subsidiaries. The policy also insures Westaim and NUCRYST against certain obligations to indemnify their respective officers and directors. Under the policy of insurance, there is a deductible of CDN$250,000 per occurrence payable by NUCRYST. We expect to be covered by Westaim’s policy at least until May 31, 2008 when Westaim’s coverage expires at which time we intend to obtain our own insurance policies or continue our coverage under Westaim’s renewed policies, unless Westaim no longer holds more than 50% of our outstanding common shares, and subject to the earlier termination of the services agreement we entered into with Westaim or that portion of the services agreement relating to the provision of insurance to us by Westaim.

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

Compensation of Directors

Our director compensation currently includes annual retainers, meeting fees, fees for additional duties and extra-ordinary travel and equity-based compensation in the form of stock option and restricted stock unit grants. As discussed above, all of the elements of our director compensation underwent an independent review by our compensation consultant in 2006, and based on the recommendations of the compensation consultant our board adopted the existing director compensation plan.

Director Fees

Annual board and committee retainers are paid quarterly, in advance, and are pro-rated for partial service, if appropriate. All of the directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending board and committee meetings. From January 1, 2007, non-executive directors (excluding Mr. Heck, as described below) were paid the following fees:

•	each non-employee director (other than Mr. Heck) receives an annual retainer of $15,000 and $2,000 for each board meeting attended (attendance for purposes of the policy includes attendance in person, by teleconference or by video);

•	the chairman of our audit committee receives a $7,500 retainer and $1,500 for each committee meeting attended and each other member of such committee receives $1,200 per committee meeting attended; and

•	the chairmen of each of the human resources and compensation committee and corporate governance and nominating committee receives a $5,000 retainer and $1,000 per committee meeting attended and each other member of such committees receives $800 per committee meeting attended.

Our board made the following adjustments to the compensation plan set forth above:

•	effective February 14, 2007, each non-employee director will receive a daily fee of $1,500 when carrying out, at the request of our board or committees of our board, additional directors duties or services on behalf of our board or committees; and

•	effective June 14, each non-employee director will receive payment of $1,000 if the director is required to travel more than four hours by air one-way in North America to attend a board meeting and payment of $2,000 if required to travel from another continent.

Mr. Heck was not eligible to receive fees as a director or equity grants made to directors while he held the position of President and Chief Executive Officer of Westaim. Upon his resignation from that position on May 23, 2007, Mr. Heck was appointed Executive Chair of our board and as such was not entitled to receive payment of director fees. Upon his resignation as our Executive Chair on August 22, 2007, Mr. Heck continued as a director of NUCRYST and then become entitled to receive payment of director fees.

Director 2007 Retainer and Fees

The following table sets forth all fees paid to our non-employee directors in 2007:

		Annual
	Annual Board	Committee	Board		Committee	Additional	Travel	Total Fees
	Retainer	Retainer	Meeting Fees		Meeting Fees	Duty Fees	Fees(6)	Earned
Name	($)	($)	($)		($)	($)	($)	($)

Neil Carragher	15,000	7,500	20,000	(3)	12,4000	N/A	N/A	54,900
Roger G.H. Downer	15,000	5,000	20,000	(3)	8,200	N/A	3,000	51,200
Richard W. Zahn	15,000	5,000	20,000	(3)	7,200	15,100	N/A	62,300
David W. Poorvin	15,000	N/A	20,000	(3)	13,200	N/A	N/A	46,200
Barry M. Heck	5,363 (1)	N/A	4,000	(4)	N/A	N/A	2,000	11,363
Thomas E. Gardner	5,685 (2)	N/A	6,000	(5)	1,600 (5)	N/A	N/A	13,286

(1)	The Annual Board Retainer Fee paid to Mr. Heck was prorated for the year commencing August 22, 2007 which was the date upon which Mr. Heck resigned as Executive Chair of NUCRYST, and continued as a director thereby entitling him to payment of director fees.

(2)	The Annual Board Retainer Fee paid to Mr. Gardner was prorated to cover the period between May 14, 2007, the date upon which Mr. Gardner was appointed to our board, and August 22, 2007, the date upon which Mr. Gardner was appointed as our Chairman of the Board, President and CEO.

(3)	Messrs. Carragher, Downer, Poorvin & Zahn attended 10 of 10 board meetings and were paid a fee of $2,000 per meeting.

(4)	Mr. Heck received payment for his attendance as a director at two board meetings that took place following his resignation as Executive Chair on August 22, 2007.

(5)	Mr. Gardner received payment for his attendance as a director at three board meetings and two Corporate Governance and Nominating Committee meetings that took place after his appointment to our board and the committee on May 14, 2007 and prior to his appointment as our President and CEO on August 22, 2007.

(6)	Following approval by our board of the payment of a travel fees to directors effective June 14, 2007, Mr. Downer received payment of a travel fee of $2,000 for travel from another continent to attend a board meeting and a travel fee of $1,000 for travel over 4 hours one-way in North America. Mr. Heck received payment of the $1,000 fee for travel over 4 hours in North America on two occasions following approval of the fee by our board.

Director Equity-Based Compensation

Each non-employee director will receive, upon their election to the board, a grant of 5,000 RSUs and a stock option grant to purchase 8,000 of our common shares. The RSUs vest immediately, with 1,000 shares available for sale in one year and 4,000 shares to be held for the duration of board service. The stock options will vest in equal annual installments on the first three anniversaries of the date of grant. Messrs. Carragher, Downer and Zahn each received an initial grant of options under the prior directors’ compensation policy in connection with the initial public offering. These options covered 20,000 common shares each, had an exercise price of $10.00 per common share and vest in equal annual installments on the first three anniversaries of the date of grant.

Our board of directors has adopted a policy that each member of the board is required to hold minimum equity in NUCRYST equal in value to 2.5 times the annual retainer, or $37,500 at the current retainer level. Directors have three years from the later of the date of the adoption of this policy or their initial appointment to our board to achieve this minimum ownership threshold.

Options and Restricted Stock Units Granted to Directors in 2007

	RSUs	Options
Name	Granted(1)	Granted(2)

Neil Carragher	3,000	2,000
Roger G.H. Downer	3,000	2,000
Richard W. Zahn	3,000	2,000
David W. Poorvin	3,000	2,000
Barry M. Heck(3)	—	—
Thomas E. Gardner	5,000	8,000

(1)	Messrs. Carragher, Poorvin & Zahn were each granted 3,000 Restricted Stock Units (“RSUs”) on the anniversary date of their appointment to our board being December 21, 2007, 50% of which vest on the first anniversary of the grant date and the remaining 50% on the second anniversary date of the grant date. The trading price of our common shares on NASDAQ on the grant date was $1.42. Messrs. Gardner was granted 5,000 RSUs upon first being appointed to our board on May 14, 2007, all of which vested immediately upon the date, 1,000 of which are restricted from sale until the first anniversary of the grant date and the remaining 4,000 are restricted from sale until he leaves our board. Mr. Poorvin was granted 3,000 RSUs on the anniversary of his appointment to the Board being May 30, 3007, 50% of which vest on the first anniversary of the grant date and 50% of which vest on the second anniversary of the grant date. The trading price of our common shares on the date of grant of the RSUs to Mr. Poorvin was $1.96.

(2)	Pursuant to our board compensation plan, Messrs. Carragher, Downer and Zahn were each granted 2,000 options to purchase our common shares on the anniversary date of their appointment to our board, being December 21, 2007. The options vest each as to 1/3 on the first, second and third anniversary of the grant date and have an exercise price of $1.40. Mr. Poorvin was granted 2,000 options on May 30, 2007 with the same vesting schedule and with an exercise price of $2.13.

(3)	Mr. Heck was granted 5,000 RSUs and 8,000 options in 2007 but they were granted to him upon being appointed an executive of NUCRYST and not in his capacity as a director.

Our Board has established a Deferred Share Unit Plan, or DSU plan, to accommodate those directors who have stated that they would be willing to take all or a portion of their cash directors’ fees in the form of Deferred Share Units, or DSUs, in order to increase their exposure to our share price performance. Under the DSU plan, eligible directors may elect to receive all or a portion of their fees in the form of DSUs. A DSU will be attributed a value based on the closing price of our common shares on the NASDAQ for the trading day immediately preceding the date of grant, which we refer to in this paragraph as the market price. The DSUs may be granted at attributed values that are less than, equal to, or greater than the market price. All DSUs will be paid out in cash only. The value of each DSU, when converted into cash, will be equivalent to the market price of a common share at the time the conversion takes place. Under the DSU plan, a DSU cannot be converted to cash until the director ceases to be a member of our board. As of February 11, 2008, we have not granted any DSUs to our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common shares as of December 31, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our common shares;

•	our named executive officers;

•	our directors; and

•	our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. As required by those rules, the number of common shares beneficially owned by any person includes any shares the individual has the right to acquire within 60 days of February 11, 2008. For purposes of calculating each person’s or group’s percentage ownership, stock options exercisable within 60 days are included for that person or group, but not for the share ownership of any other person or group.

Except as noted by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all common shares shown as beneficially owned by them.

The table below lists the applicable percentage ownership based on 18,686,859 common shares outstanding as of February 11, 2008.

	Number of	Percentage of
	Shares Beneficially	Shares Beneficially
Name and Address of Beneficial Owner	Owned	Owned(2)

The Westaim Corporation 10102 — 114 Street Fort Saskatchewan, Alberta T8L 3W4	13,691,700	73.27%
Royce & Associates LLC 1414 Avenue of the Americas New York, NY 10019	1,422,400	7.61%
Thomas E. Gardner	210,577	1.13%
Scott H. Gillis(1)	272,370	1.46%
Eliot M. Lurier(1)	34,455	*
David C. McDowell(1)	37,607	*
Katherine J. Turner, Ph.D.	15,900	*
Carol L. Amelio	20,000	*
Barry M. Heck	5,000	*
Neil Carragher(1)	20,500	*
Roger G.H. Downer, Ph.D.(1)	16,500	*
Richard W. Zahn(1)	15,500	*
David Poorvin, Ph.D.	7,667	*
All directors and executive officers as a group (10 persons)	656,076	3.51%

*	Less than one percent.

(1)	Includes options to purchase common shares exercisable within 60 days of February 11, 2008 as follows: 272,370 shares for Mr. Gillis; 32,788 shares for Mr. Lurier; 35,940 shares for Mr. McDowell; 14,000 shares for Mr. Carragher; 14,000 shares for Dr. Downer; 14,000 shares for Mr. Zahn, 2,667 shares for Mr. Poorvin.

(2)	For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of 18,367,563 common shares outstanding at February 11, 2008, plus the number of common shares that such person or group had the right to acquire within 60 days after February 11, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to our Equity Incentive Plan in effect as of December 31, 2007:

	Number of securities to be	Weighted-average
	issued upon exercise of	exercise price of		Number of securities remaining
Equity compensation plans	outstanding options,	outstanding options,		available for future issuance
approved by security holders	warrants and rights	warrants and rights		under equity compensation plans

1998 Equity Incentive Plan				579,299
a) Options	1,405,638	CAD $	3.93
b) Restricted Stock Units	39,200

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

Grant Committee.  On May 2, 2006, our board of directors appointed a non-executive option grant committee consisting of our President & Chief Executive Officer, our Vice President, Finance and Administration and Chief Financial Officer, and our Vice President, General Counsel and Corporate Secretary. We refer to this committee as the grant committee. The grant committee has the power and authority to grant awards (as that term is defined in the plan), subject to the terms and upon the conditions of the plan, to a participant provided that the participant is neither a director nor an executive officer of NUCRYST. We refer to such participants as permitted participants. Each member of the grant committee is authorized to enter into award agreements for and on behalf of NUCRYST with permitted participants in respect of awards approved by the grant committee. Grants of any awards under the plan by the grant committee are subject to the following restrictions:

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

The plan is not subject to the Employee Retirement Income Security Act of 1974, as amended, or qualified under Section 401(a) of the Code.

No financial assistance is provided by NUCRYST to participants to facilitate the purchase of common shares under the incentive plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Relationship with Westaim

We have entered into the following agreements and arrangements with Westaim, our parent company. The following summary of certain provisions of the agreements described below is not complete. For more detailed information, please see the copies of forms of these agreements that are incorporated by reference as exhibits to this annual report.

Lease Agreements.  Our Fort Saskatchewan, Alberta facility was leased from Westaim pursuant to two separate leases until May 8, 2007 when Westaim sold the buildings and assigned the leases to the purchaser. As part of that transaction, Westaim paid us $0.8 million as compensation for entering into agreements that amended the leases and for our surrender of portions of the leased premises on or before September 30, 2008, which amending agreements were also assigned to the purchaser. Prior to the completion of the sale of the buildings by Westaim, we paid $0.8 million of rent and operating expenses to Westaim in 2007.

Services Agreement.  Pursuant to a services agreement we have entered into with Westaim, Westaim provided specified corporate and administrative services, including, but not limited to, insurance and risk management; cash management; legal services; human resources services; payroll processing services; environmental, health and safety services; specified tax and accounting services; and intellectual property licensing services. We reimburse Westaim for its fully allocated costs (or in the case of services provided by third parties, for the amount it pays to third parties) for providing those services. In 2007, these services cost approximately $0.5 million. During 2007, we brought most services in-house which were absorbed by our staff. At December 31, 2007, we continue to receive insurance and risk management services, as well as tax and accounting services from Westaim. Additional services may be agreed upon between the parties from time to time. The agreement may be terminated at any time, in whole or part, (1) by agreement between us and Westaim, (2) upon six months written notice from either party given on or after the first anniversary of the date of the agreement, (3) by Westaim if it wishes to discontinue provision of any service due to the resignation or termination of any key employee or contractor reasonably necessary for the performance of such service or (4) upon written notice from either party in the event of a breach of the agreement not remedied for ten business days following written notice of the breach.

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

Westaim Directors and Officers.  Two of our directors are also directors of Westaim and one director served as President and Chief Executive Officer of Westaim up until May 23, 2007 when he resigned his position with Westaim.

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

Director Independence

Our board has determined that Messrs. Carragher and Zahn, Dr. Poorvin and Dr. Downer are independent members of our board of directors under the current requirements of the NASDAQ, the TSX and the rules and regulations of the SEC and Canadian provincial securities regulatory authorities.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2007, we retained our principal accountants, Deloitte & Touche LLP, to provide services in the following categories and amounts:

	2007	2006
	(in thousands)

Audit Fees	$200	$300
Audit-Related Fees	26	67
Tax Fees	39	37
All Other Fees	—	—

Audit-Related Fees

Amounts paid under “Audit-Related Fees” in 2007 were $26,000 and $67,000 in 2006, which related to SOX 404 readiness assistance. No amounts were paid under “Audit-Related Fees” in 2005.

Tax Fees

Amounts paid under “Tax Fees” were $39,000 in 2007, $37,000 in 2006 and $12,000 in 2005 for tax compliance and consulting.

All Other Fees

There were no amounts paid under “All Other Fees” in 2007 and 2006 and nominal amounts were paid in 2005.

The Audit Committee has considered the compatibility of the non-audit services and audit related services provided by Deloitte & Touche LLP with their independence.

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

Consolidated Statements of Operations

Consolidated Cash Flows Statements

Consolidated Statements of Shareholders’ Equity (Deficit)

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit							Filed
No.		Description	Form	SEC File No.	Exhibit	Date	Herewith

2	.1†	Asset Purchase Agreement, dated May 8, 2001, between the Registrant and Smith & Nephew, Inc.	Form F-1 Amendment No. 3	333-130073	2.1	19-12-05
3.1		Articles of the Registrant	Form F-1 Amendment No. 2	333-130073	3.1	16-12-05
3.2		Articles of Amendment	Form F-1 Amendment No. 2	333-130073	3.2	16-12-05
3.3		By-laws of the Registrant	Form F-1 Amendment No. 2	333-130073	3.3	16-12-05
4.1		Specimen certificate evidencing common shares	Form F-1 Amendment No. 2	333-130073	4.1	16-12-05
10.1		Form of Master Separation Agreement between the Registrant and The Westaim Corporation (“Westaim”)	Form F-1 Amendment No. 2	333-130073	10.1	16-12-05
10.2		Form of Services Agreement between the Registrant and Westaim	Form F-1 Amendment No. 2	333-130073	10.2	16-12-05
10.3		Form of Registration Rights Agreement between the Registrant and Westaim	Form F-1 Amendment No. 3	333-130073	10.3	19-12-05
10	.4†	Amended and Restated License and Development Agreement, dated as of February 20, 2002, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Form F-1 Amendment No. 3	333-130073	10.6	19-12-05
10	.5†	Letter Agreement, dated March 14, 2002, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Form F-1 Amendment No. 3	333-130073	10.7	19-12-05

Exhibit							Filed
No.		Description	Form	SEC File No.	Exhibit	Date	Herewith

10	.6†	Amending Agreement, dated November 3, 2003, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Form F-1 Amendment No. 3	333-130073	10.8	19-12-05
10	.7†	Supply Agreement, dated May 8, 2001, among the Registrant, Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Form F-1 Amendment No. 3	333-130073	10.9	14-12-05
10.8		Manufacturing Technology Escrow Agreement, dated May 8, 2001, among the Registrant, Smith & Nephew, Inc., T.J. Smith & Nephew Limited and Montreal Trust Company of Canada, as escrow agent	Form F-1 Amendment No. 1	333-130073	10.10	14-12-05
10.9		Security Trust Agreement, dated as of May 8, 2001, between the Registrant and Montreal Trust Company of Canada, as trustee	Form F-1 Amendment No. 1	333-130073	10.11	14-12-05
10	.10†	Trust Indenture, dated May 8, 2001, among the Registrant, NUCRYST Pharmaceuticals Inc. and Montreal Trust Company of Canada, as trustee	Form F-1 Amendment No. 3	333-130073	10.12	19-12-05
10.11		Subordination and Non-Disturbance Agreement, dated as of May 8, 2001, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc., T.J. Smith & Nephew Limited and Montreal Trust Company of Canada	Form F-1 Amendment No. 1	333-130073	10.13	14-12-05
10.12		Memorandum of Lease Agreement, dated as of July 1, 2005, between the Registrant and The Westaim Corporation	Form F-1 Amendment No. 2	333-130073	10.14	16-12-05
10.13		Commercial Lease, dated as of September 1, 2001, between NUCRYST Pharmaceuticals Inc. and Cummings Properties, LLC	Form F-1 Amendment No. 2	333-130073	10.15	16-12-05
10.14		AIMS I Amending Lease Agreement with The Westaim Corporation, which amended that certain Memorandum of Lease Agreement effective December 1, 2005	Form 8-K	000-51686	99.1	22-12-06
10	.15*	1998 Equity Incentive Plan	Form F-1 Amendment No. 2	333-130073	10.16	16-12-05
10	.16*	Form of Stock Option Agreements under the 1998 Equity Incentive Plan	Form F-1 Amendment No. 2	333-130073	10.17	16-12-05
10	.17*	Form of Amended and Restated 1998 Equity Incentive Plan	Form F-1 Amendment No. 2	333-130073	10.18	16-12-05
10	.18*	Form of Stock Option Agreement under the Amended and Restated 1998 Equity Incentive Plan	Form F-1 Amendment No. 3	333-130073	10.19	19-12-05
10	.19*	Employment Agreement, dated December 6, 1999, between NUCRYST Pharmaceuticals Inc. and Mr. Scott H. Gillis	Form F-1 Amendment No. 2	333-130073	10.20	16-12-05

Exhibit							Filed
No.		Description	Form	SEC File No.	Exhibit	Date	Herewith

10	.20*	Stock Option Agreement, dated December 6, 1999, among the Registrant, Westaim and Mr. Scott H. Gillis	Form F-1 Amendment No. 2	333-130073	10.21	16-12-05
10	.21*	Letter Agreement, dated March 16, 2005, between the Registrant and Mr. Eliot M. Lurier	Form F-1 Amendment No. 2	333-130073	10.22	16-12-05
10	.22*	Letter Agreement, dated June 15, 2005, between the Registrant and Mr. David C. McDowell	Form F-1 Amendment No. 2	333-130073	10.23	16-12-05
10	.23*	Letter Agreement, dated March 14, 2002, between the Registrant and Dr. Paul J. Schechter	Form F-1 Amendment No. 2	333-130073	10.24	16-12-05
10	.24*	Summary of Non-Employee Director Compensation	Form F-1 Amendment No. 3	333-130073	10.25	19-12-05
10.25		Form of Indemnification Agreement	Form F-1 Amendment No. 2	333-130073	10.26	16-12-05
10	.26*	Change of Control Agreement, dated December 6, 1999, between NUCRYST Pharmaceuticals Inc. and Mr. Scott H. Gillis	Form F-1 Amendment No. 2	333-130073	10.27	16-12-05
10	.27*	Summary of Changes to 2008 Compensation of Named Executive Officers					X
10.28		Fourth Amending Lease Agreement, AIMS I Second Amending Lease Agreement and Letter Agreement entered into with The Westaim Corporation	Form 8-K	000-51686	99.1 99.2 99.3	14-05-07
10	.29*	Summary of Employment arrangement between Registrant and Mr. Barry M. Heck, effective May 23, 2007	Form 10-Q/A	000-51686	10.2	7-11-07
10	.30*	Letter Agreement dated June 26, 2007 between Registrant and Dr. Paul J. Schechter, effective June 30, 2007	Form 10-Q/A	000-51686	10.3	7-11-07
10	.31*	Letter Agreement between Registrant and Dr. Katherine Turner dated May 19, 2006	Form 10-Q/A	000-51686	10.4	7-11-07
10	.32*	Summary of Amendments made effective July 1, 2007 to Letter Agreement between Registrant and Dr. Katherine Turner dated May 19, 2006	Form 10-Q/A	000-51686	10.5	7-11-07
10	.33*	Summary of Non-Employee Director Compensation, as amended effective May 2, 2006	Form 10-Q/A	000-51686	10.6	7-11-07
10	.34*	Deferred Share Unit Plan adopted by Registrant effective March 16, 2006	Form 10-Q/A	000-51686	10.7	7-11-07
10	.35*	Summary of Non-Employee Director Compensation, as amended effective June 14, 2007	Form 10-Q/A	000-51686	10.8	7-11-07

Exhibit							Filed
No.		Description	Form	SEC File No.	Exhibit	Date	Herewith

10	.36*	Summary of 2007 Named Executive Performance Targets under Registrant’s variable pay program	Form 10-Q/A	000-51686	10.9	7-11-07
10	.37*	Form of Director Restricted Stock Unit Award Agreement	Form 8-K	000-51686	99.1	20-12-06
10	.38*	Form of Restricted Stock Unit Award Agreement — Executive Officer	Form 10-Q/A	000-51686	10.12	7-11-07
10	.39*	Employment Agreement between the Registrant and Mr. Thomas E. Gardner dated Aug 21, 2007	Form 8-K	000-51686	10.29	23-08-07
10	.40*	Summary of Termination of employment arrangement with Mr. Barry M. Heck effective August 22, 2007	Form 10-Q	000-51686	10.6	7-11-07
10	.41*	Separation Agreement and General Release between the Registrant and Mr. Scott H. Gillis, effective September 25, 2007	Form 10-Q	000-51686	10.7	7-11-07
10	.42†	Amended and Restated Supply Agreement, dated September 30, 2007, among the Registrant, Smith & Nephew, Inc. and T.J. Smith & Nephew Limited, effective January 1, 2007	Form 8-K/A	000-51686	99.1	6-11-07
10	.43†	Second Amended and Restated License and Development Agreement, dated September 30, 2007, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc., and T.J. Smith & Nephew Limited	Form 8-K/A	000-51686	99.2	6-11-07
10.44		Surrender of Lease with Sherritt International Corporation dated June 30, 2007 for surrender of the first floor of the AIMS I Building					X
10.45		Surrender of Lease with Sherritt International Corporation dated September 30, 2007 for surrender of the third floor of the AIMS I Building					X
10	.46*	Letter Agreement made effective September 1, 2007 amending the Letter Agreement between the Registrant and Mr. David C. McDowell dated June 15, 2005					X
10	.47*	Letter Agreement made effective January 1, 2008 amending the Letter Agreement between the Registrant and Mr. Eliot Lurier dated March 16, 2005					X
10	.48*	Letter Agreement made effective January 1, 2008 amending the Letter Agreement between the Registrant and Dr. Katherine Turner dated May 19, 2006					X

Exhibit							Filed
No.		Description	Form	SEC File No.	Exhibit	Date	Herewith

10	.49*	Form of Employee Incentive Program					X
10	.50*	Letter Agreement between Ms. Carol L. Amelio and the Registrant dated February 1, 2006					X
10	.51*	Summary of 2008 Variable Pay Targets					X
21.1		Subsidiaries of the Registrant	Form F-1	333-130073	21.1	2-12-05
23.1		Consent of Deloitte & Touche LLP					X
24.1		Power of Attorney (included on signature page hereto)
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

†	Confidential treatment has been granted for portions of this exhibit.

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in the town of Wakefield, Massachusetts on February 28, 2008.

NUCRYST PHARMACEUTICALS CORP.

By:	/s/ Thomas E. Gardner
Thomas E. Gardner
President, Chief Executive Officer and
Chairman of the Board

POWER OF ATTORNEY

We, the undersigned officers and directors of NUCRYST Pharmaceuticals Corp., hereby severally constitute and appoint Thomas E. Gardner and Eliot M. Lurier, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable NUCRYST Pharmaceuticals Corp. to comply with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and effective February 28, 2008.

Name	Title

/s/ Thomas E. Gardner Thomas E. Gardner	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Eliot M. Lurier Eliot M. Lurier	Vice President — Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Barry M. Heck Barry M. Heck	Director

/s/ Neil Carragher Neil Carragher	Director

/s/ Roger G. H. Downer Roger G. H. Downer	Director

/s/ David Poorvin David Poorvin	Director

/s/ Richard Zahn Richard Zahn	Director