Form 10-Q
period 2008-05-06
NUCRYST Pharmaceuticals Corp.
filed 2008-05-06
CIK 1344674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of “Large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008
Common Shares	18,373,464 shares

TABLE OF CONTENTS

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2008

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007

Condensed Consolidated Cash Flow Statements for the three months ended March 31, 2008 and 2007

Notes to Interim Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4T.	Controls and Procedures

Part II	Other Information

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits
     In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our unaudited interim condensed consolidated financial statements included elsewhere in this Form 10-Q, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the March 31, 2008 noon buying rate reported by the Federal Reserve Bank of New York, being U.S. $1.00=C $1.0275.

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)
NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Balance Sheets
(unaudited)
(thousands of U.S. dollars, except share data)

	March 31	December 31
	2008	2007

ASSETS

Current
Cash and cash equivalents	$23,227	$17,841
Accounts receivable (note 4)	7,383	14,924
Inventories (note 5)	3,372	4,426
Prepaid expenses	478	427

	34,460	37,618

Restricted cash	141	140
Capital assets — net	12,150	12,734
Intangible assets — net (note 6)	737	807

	$47,488	$51,299

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$3,202	$3,650
Accounts payable and accrued liabilities to related party	4	67
Deferred lease inducement	107	111

	3,313	3,828

Long term deferred lease inducement	670	726

	3,983	4,554

Guarantees (note 10)

Shareholders’ equity
Common shares no par value, unlimited shares authorized:
issued and outstanding — 18,373,464 and 18,367,563 shares at March 31, 2008 and December 31, 2007, respectively (note 8)	82,801	82,776
Additional paid-in capital	1,703	1,511
Accumulated other comprehensive (loss) income	(720)	557
Accumulated deficit	(40,279)	(38,099)

Total shareholders’ equity	43,505	46,745

	$47,488	$51,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements of Operations
(unaudited)
(thousands of U.S. dollars except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Revenue
Wound care product revenue (note 4)	$5,189	$5,234

Costs
Manufacturing	4,100	3,148
Research and development	1,487	2,004
General and administrative	2,427	1,843
Depreciation and amortization	61	84

Loss from operations	(2,886)	(1,845)

Foreign exchange gains (losses)	638	(222)
Interest income	70	203

Loss before income taxes	(2,178)	(1,864)
Current income tax expense	(2)	—

Net loss	$(2,180)	$(1,864)

Loss per common share (note 9)
Net loss — basic and diluted	$(0.12)	$(0.10)

Weighted average number of common shares outstanding:
— basic	18,370,092	18,311,962
— diluted	18,370,092	18,311,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements of Cash Flow
(unaudited)
(thousands of U.S. dollars)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Operating activities
Net loss	$(2,180)	$(1,864)
Items not affecting cash
Depreciation and amortization	429	390
Stock-based compensation expense	217	128
Amortized lease inducement	(27)	—
Changes in non cash working capital
Accounts receivable	7,254	1,098
Inventories	905	(135)
Prepaid expenses	(78)	130
Accounts payable and accrued liabilities	98	34
Accounts payable and accrued liabilities to related party	(49)	17

Cash from (used in) operating activities	6,569	(202)

Investing activities
Restricted cash	(1)	—
Capital expenditures	(705)	(531)
Intangible assets	(8)	(15)

Cash used in investing activities	(714)	(546)

Financing activities
Issuance of common shares	—	12

Cash provided from financing activities	—	12

Effect of exchange rate changes on cash and cash equivalents	(469)	172

Net increase (decrease) in cash and cash equivalents	5,386	(564)
Cash and cash equivalents at beginning of period	17,841	18,926

Cash and cash equivalents at end of period	$23,227	$18,362

Cash and cash equivalents is comprised of:
Cash	$13,923	$3,650
Cash equivalents	$9,304	$14,712

Supplemental disclosure of cash flow information:
Non-cash capital asset additions included in accounts payable and accrued liabilities at end of period	$6	$196
Cash paid for income taxes	$142	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)
(thousands of U.S. dollars, except share data)

				Accumulated
			Additional	Other		Total	Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Number	Stated Amount	Capital	Income (Loss)	Deficit	Loss	Equity

December 31, 2007	18,367,563	$82,776	$1,511	$557	$(38,099)		$46,745

Issuance of common shares in connection with restricted shares and exercises of stock options	5,901	25	—	—	—	$—	25
Stock-based compensation	—	—	192	—	—	—	192
Foreign currency translation adjustments	—	—	—	(1,277)	—	(1,277)	(1,277)
Net loss	—	—	—	—	(2,180)	(2,180)	(2,180)

March 31, 2008	18,373,464	$82,801	$1,703	$(720)	$(40,279)	$(3,457)	$43,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)

1	DESCRIPTION OF BUSINESS

NUCRYST Pharmaceuticals Corp. (the “Corporation”) was incorporated on December 18, 1997 by articles of incorporation under the Business Corporations Act (Alberta) as a wholly owned subsidiary of The Westaim Corporation (the “Parent”). On December 29, 2005, the Corporation completed an initial public offering for the sale of 24.7% of its common shares. The Parent continues to own a controlling interest in the Corporation.

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

Advanced wound care products with the Corporation’s SILCRYST™ coatings were developed and sold by the Corporation under the Acticoat™ trademark until May 2001 when a series of agreements were completed with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under the original agreements, the Corporation licensed to Smith & Nephew the exclusive right to market, distribute and sell products with SILCRYST™ coatings for use on non-minor skin wounds and burns in humans world-wide. The Corporation also sold various assets to Smith & Nephew, including the Acticoat™ trade name and trademark, various regulatory approvals and certain manufacturing equipment, that the Corporation then leased back. Under the original agreements, the Corporation manufactures Acticoat™ products and supplies them exclusively to Smith & Nephew and has agreed to work with Smith & Nephew to develop new Acticoat™ wound care products made with the Corporation’s SILCRYST™ coatings. Smith & Nephew markets and sells products with the Corporation’s SILCRYST™ coatings under its Acticoat™ trademark. On September 30, 2007 the Corporation signed amended agreements with Smith & Nephew. A summary of material changes to these agreements is included in Note 4.

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

The Corporation is also developing pharmaceutical products based on its nanocrystalline technology to address medical conditions that are characterized by both infection and inflammation. The Corporation has developed NPI 32101 for use as an active pharmaceutical ingredient. The Corporation ceased its development of a pharmaceutical topical cream containing NPI 32101 for the treatment of atopic dermatitis in November 2006, following the results of its second Phase 2 clinical trial. As a statistically significant difference is required to gain approval as a drug, the Corporation decided to cease the drug development program for atopic dermatitis and submitted a 510(k) application to market NPI 32101 cream as a broad-spectrum antimicrobial barrier. The 510(k) application was cleared by the US Food and Drug Administration on July 19, 2007 for this use. The Corporation is currently conducting preclinical research for the use of NPI 32101 in the treatment of Clostridium difficile, as well as exploring commercialization avenues for a topical barrier cream containing NPI 32101.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)

2	BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). They do not include all information and notes required by GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited interim condensed consolidated financial statements are the same as those described in the Corporation’s audited consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2007.

The Corporation makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as the useful lives of capital assets and intangible assets, inventory valuation, deferred tax asset valuation, uncertain tax positions, financial instrument valuation, revenue recognition and the fair value of stock-based compensation.

The Corporation believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three months ended March 31, 2008 are not necessarily indicative of financial results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Corporation’s annual consolidated financial statements for the year ended December 31, 2007.

These condensed consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, NUCRYST Pharmaceuticals Inc., which was incorporated in 1998 under the laws of the state of Delaware. All intercompany balances and transactions have been eliminated during consolidation.

3	SIGNIFICANT ACCOUNTING PRINCIPLES

Accumulated other comprehensive income (loss)

Comprehensive (loss) income is comprised of net loss and other comprehensive (loss) income.

Other comprehensive (loss) income consists of foreign currency translation adjustments for the period, which arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive loss of $720 at March 31, 2008 (December 31, 2007 — income of $557) consists of foreign currency translation adjustments.

Stock-based compensation plans

SFAS 123(R),“Share-Based Payment” (“SFAS 123(R)”), requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Corporation’s consolidated statement of operations.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)

Recently adopted and pending accounting pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective date of FASB Statement No. 157”, that provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of SFAS 157 did not have a material impact on the Corporation’s consolidated financial position or results of operations.

SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Corporation did not elect to adopt the fair value option under this Statement.

EITF 07-1

In September 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-1 “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Corporation is currently assessing the impact EITF 07-1 will have on its results of operations and consolidated financial position.

EITF 07-3

In June 2007, the EITF issued EITF Issue No. 07-3, “Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Adoption of EITF 07-3 did not have a material impact on the Corporation’s consolidated financial position or results of operations.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
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

FASB Business Combinations

The FASB recently completed the second phase of its business combinations project, to date the most significant convergence effort with the International Accounting Standards Board (“IASB”), and issued the following two accounting standards:
i.	Statement No. 141(R), Business Combination; and

ii.	Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.
These statements dramatically change the way companies account for business combinations and noncontrolling interests (minority interests in current U.S. GAAP). Compared with their predecessors, Statements 141(R) and 160 will require:
•	More assets acquired and liabilities assumed to be measured at fair value as of the acquisition date;

•	Liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period;

•	An acquirer in preacquisition periods to expense all acquisition related costs; and

•	Noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity.
Statements 141(R) and 160 should both be applied prospectively for fiscal years beginning on or after December 15, 2008. However, Statement 160 requires entities to apply the presentation and disclosure requirements retrospectively (e.g., by reclassifying noncontrolling interests to appear in equity) to comparative financial statements if presented. Both standards prohibit early adoption. The Corporation is currently assessing the impact these new standards will have on its consolidated financial statements.

4	AGREEMENTS WITH SMITH & NEPHEW

On September 30, 2007, the Corporation and Smith & Nephew signed amended agreements for the sale to Smith & Nephew of Acticoat™ wound care dressings manufactured by the Corporation. The new agreements amended the criteria for the achievement of sales milestones that resulted in a $5,000 sales milestone earned by the Corporation in the third quarter of 2007 and collected in the first quarter of 2008. The cost to manufacture Acticoat™ products was previously fully reimbursed by Smith & Nephew to the Corporation. The cost recovery structure has been amended so that the parties will annually come to an agreement on the fixed overhead costs and direct costs for manufacturing these products. A manufacturing cost rebate of $4,500, relating to 2007, became due to Smith & Nephew on September 30, 2007 under the terms of the agreements. The Corporation has also committed to similar payments of $4,500 in the third quarter of each of the years 2008 and 2009. The manufacturing cost rebate is recorded as a reduction in wound care product revenue evenly over the course of the year. After 2009, additional amounts may become due under the terms of the agreements.

Wound care product revenue for the three months ended March 31, 2008 was reduced by $1,125 (2007 — $Nil) with an increase of $1,125 (2007 — $Nil) to accounts payable relating to the 2008 manufacturing cost rebate.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)

5	INVENTORIES

	March 31, 2008	December 31, 2007

Raw materials	$2,372	$2,793
Materials in process	783	1,394
Finished product	217	239

	$3,372	$4,426

6	INTANGIBLE ASSETS

	March 31, 2008	December 31, 2007

Patents	$2,549	$2,642
Less accumulated amortization	(1,812)	(1,835)

	$737	$807

Amortization related to intangible assets for the three months ended March 31, 2008 was $51 (2007 — $51).

Estimated future amortization expense of intangible assets at March 31, 2008 is as follows:

2008 (remaining 9 months)	$146
2009	167
2010	144
2011	110
2012	80
Thereafter	90

Total	$737

7	INCOME TAXES

The Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”) on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Corporation’s beginning tax positions. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2007 and March 31, 2008, the Corporation’s deferred tax assets were offset by a valuation allowance. Management will continue to provide a full valuation allowance until it determines that it is more likely than not the deferred tax assets will be realized.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)

7	INCOME TAXES (Continued)

The Corporation files federal and provincial income tax returns in Canada and its U.S. subsidiary files federal and state income tax returns in the U.S. The Corporation is no longer subject to income tax examinations by Canadian and U.S. tax authorities for years before 2001. The Canada Revenue Agency (“CRA”) commenced an examination of the Corporation’s Canadian income tax returns for 2001 and 2002 in the second quarter of 2005. In December 2007, the CRA proposed certain transfer pricing adjustments with respect to income allocations between the Corporation and its U.S. subsidiary for the 2001 and 2002 taxation years. These proposed adjustments, if processed, will not result in any cash tax liability for the Corporation. Although the CRA has not commenced any transfer pricing review for taxation years beyond 2002, the proposed adjustments, based on the CRA’s primary position, are expected to be extended to later taxation years. The Corporation is currently evaluating the CRA’s proposal and awaiting reports from the CRA which should provide greater details of the basis of their proposed adjustments. Following receipt of these reports, the Corporation will be better able to make an informed assessment of the CRA’s position. Any reassessments to be issued by the CRA, on an aggregate basis, could result in a material effect on the Corporation’s consolidated financial statements, although at this time, the potential impact cannot be reasonably estimated by the Corporation. The Corporation has provided notification to the U.S. Internal Revenue Service of its intention to seek competent authority assistance with respect to the 2001 and 2002 taxation years.

Notwithstanding management’s belief in the merit of the Corporation’s tax filing positions and its intention to rigorously defend its transfer pricing policies, it is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes cannot be estimated at this time and may result from the settlement of ongoing examinations or other regulatory developments. Any increase or decrease in the unrecognized tax benefits will not likely have a significant impact on the Corporation’s effective tax rate due to the existence of the valuation allowance. Future changes in management’s assessment of the sustainability of tax filing positions may impact the Corporation’s income tax liability. The Corporation recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2008 and 2007, there was no such interest or penalties.

8	SHARE CAPITAL

Stock-based compensation plans

The Corporation maintains an equity incentive plan for employees under which stock options, stock appreciation rights (“SARs”) and restricted share units (“RSUs”) may be granted for up to 2,200,000 common shares of the Corporation. A total of 509,384 common shares were available for grant under the Corporation’s stock-based compensation plans as of March 31, 2008. The exercise price of each stock option, SAR and RSU is set at an amount not less than the market value of the common shares of the Corporation at the time of grant. Prior to the initial public offering, the market value of the common shares was determined by the Parent at the time of issuance of each stock option, SAR and RSU. Stock options and SARs generally vest evenly over a three-year period. Certain option grants are subject to immediate vesting as to one-third of the grant, with the remaining two-thirds of the options vesting evenly over a two-year period. All stock options and SARs expire ten years from the date of grant. RSUs generally vest evenly over a period between two to three years. Awards that expire or are forfeited

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)

8	SHARE CAPITAL (Continued)

Stock-based compensation plans

generally become available for issuance under the plan. The Corporation had no SARs outstanding at March 31, 2008 and December 31, 2007.

Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2008 was $217 (2007 — $128) and was included in general and administrative expense. Stock-based compensation expense consisted of $208 (2007 — $109) related to director and employee stock options and $9 (2007 — $19) related to RSUs, with a corresponding increase in additional paid-in capital (“APIC”) of $217 (2007 — $128).

A summary of the status of the Corporation’s stock option plans as at March 31, 2008 and 2007 and changes during the three months ended on those dates is presented below:

	Number of		Weighted Average Exercise
	Options		Price (CDN$)
For the three months ended March 31	2008	2007	2008	2007

Balance at beginning of period	1,405,638	766,352	$3.93	$5.75
Granted	160,000	220,162	2.06	4.70
Exercised	—	(4,540)	—	3.08
Forfeited	(90,085)	(22,698)	3.92	11.70

Balance at end of period	1,475,553	959,276	$3.83	$5.36

Options granted prior to January 1, 2006 were denominated in Canadian dollars while options granted on or after January 1, 2006 are denominated in U.S. dollars. Options granted in U.S. dollars in the first quarter of 2008 totaled 160,000 (2007 — 220,162) with a weighted average exercise price of U.S. $2.00 (2007 — U.S. $4.08). The exercise price has been converted to Canadian dollars for reporting purposes at the period-end exchange rate.

The weighted average remaining contractual life of options outstanding at March 31, 2008 was 7.61 years.

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions are noted in the table below. The Corporation’s common shares have a public trading history of twenty-seven months. As a result, certain assumptions for options granted prior to 2007 were based on assumptions used by the Parent company to value its stock-based compensation expense. The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders. The weighted average fair value of options granted in the three months ended March 31, 2008 was CDN$1.65 (2007 — CDN$3.22). As of March 31, 2008, total compensation cost related to nonvested stock options not yet recognized was $1,340, which is expected to be recognized over the next 36 months on a weighted-average basis.

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
For the three months ended March 31, 2008 and 2007
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)

8	SHARE CAPITAL (Continued)

Stock-based compensation plans

considered separately for valuation purposes. The risk free interest rate is based on the yield of a U.S. Government zero-coupon issue with a remaining life approximately equal to the expected term of the option.

	Three months ended March 31
Stock options	2008	2007

Expected volatility	92.96%	66.3%
Dividend yield	—	—
Expected life	7 years	7 years
Risk free rate	4.05%	4.63%

There were no RSUs granted to directors and executives during the three months ended March 31, 2008 (2007 — 32,700). RSUs vest evenly over a period of between two to three years. Unvested RSUs are subject to forfeiture upon termination.

In addition, there were no fully vested RSUs granted to new directors and executives during the three months ended March 31, 2008 or March 31, 2007.

A summary of the Corporation’s non-vested RSUs as at March 31, 2008 and changes during the three months ended on those dates is presented below:

			Weighted Average Grant
	Number of RSUs		Date Fair Value
	March 31		March 31
	2008	2007	2008	2007

Balance at beginning of period	39,200	9,000	$3.02	$3.85
Granted	—	32,700	—	4.08
Exercised	(5,901)	—	4.08	—
Forfeited	—	—	—	—

Balance at end of period	33,299	41,700	$2.84	$4.03

During the three months ended March 31, 2008, 5,901 (2007 — Nil) RSUs with a value of $25 were exercised and resulted in an increase in share capital of $25 and a corresponding decrease in APIC of $25. At March 31, 2008 total unrecognized non-cash stock-based compensation expense related to non-vested RSUs was $49 which is expected to be recognized over the remaining vesting period of between two and three years. The Corporation measures fair value of the non-vested RSUs based upon the market price of its common stock as of the date of grant.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)

9	LOSS PER SHARE

In calculating loss per share under the treasury stock method, the numerator remains unchanged from the basic loss per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income.

The impact of all dilutive securities on loss per share is anti-dilutive for the three months ended March 31, 2008 and March 31, 2007, including all outstanding options and RSUs.

10	GUARANTEES

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

11	SEGMENTED INFORMATION

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
a)	Assets by geographic segment

	March 31, 2008	December 31, 2007

Canada	$34,675	$37,251
United States	12,813	14,048

	$47,488	$51,299

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2008 and 2007
(unaudited)
(Unless otherwise indicated, all amounts are expressed in thousands of U.S. dollars, except share and per share data)

b)	Capital assets and intangible assets by geographic segment

	March 31, 2008	December 31, 2007

Canada	$12,219	$12,800
United States	668	741

	$12,887	$13,541

All of the Corporation’s revenues in the three months ended March 31, 2008 and 2007 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     The following discussion should be read in conjunction with our unaudited, condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Form 10-Q and the audit financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and/or forward-looking information under applicable Canadian provincial securities laws (collectively “forward-looking statements”) which are subject to the “safe harbor” created by those sections. Forward-looking statements reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the pharmaceutical and medical device industry and business, demographic and other matters in general. The words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “anticipate,” “may,” “will,” “would,” “could,” “continue,” “further,” “seek,” and similar words or statements of a future or forward-looking nature are intended to identify forward-looking statements for purposes of the federal securities laws or otherwise, although not all forward-looking statements contain these identifying words. The forward-looking statements in this discussion include, but are not limited to, statements concerning:
•	our expectations with respect to our relationship with Smith & Nephew plc (“Smith & Nephew”);

•	our expectations regarding the level of sales of Acticoat™ products with our SILCRYST™ coatings to end-users by Smith & Nephew;

•	our expectations regarding the introduction by Smith & Nephew of wound care products containing forms of silver other than our silver nanocrystalline technology;

•	our expectations regarding our ability to achieve and sustain manufacturing cost reductions sufficient to offset the manufacturing cost rebate we agreed to pay Smith & Nephew;

•	our expectations regarding the receipt of future milestone payments from Smith & Nephew;

•	our expectations with respect to the development, manufacture and approval of new Acticoat™ products with our SILCRYST™ coatings for sale by Smith & Nephew;

•	our expectations with respect to the development, manufacture and approval of new products outside of our relationship with Smith & Nephew;

•	our expectations with respect to our ability to maintain our existing collaboration with Smith & Nephew and enter into new collaborations to successfully commercialize products incorporating our technologies;

•	the sufficiency of our existing cash and cash equivalents to finance our operations and capital requirements for at least the next 18 months.
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results and other circumstances and events to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 and the following:
•	our reliance on our relationship with Smith & Nephew;

•	our reliance on sales of Acticoat™ products with our SILCRYST™ coatings to end-users by Smith & Nephew;

•	the accuracy of the demand forecasting abilities of Smith & Nephew;

•	the inventory management policies adopted by Smith & Nephew;

•	a decline in the level of end-user demand for Acticoat™ products with our SILCRYST™ coatings marketed by Smith & Nephew;

•	our ability to successfully achieve sustainable manufacturing cost reductions;

•	our ability to successfully implement our business model, strategic plans for our business, product candidates and technology;

•	developments by competitive companies;

•	our ability to succeed in establishing a successful commercialization program for our NPI 32101 barrier cream through corporate collaborations or otherwise;

•	our ability to maintain existing and establish new corporate collaborations for our existing and new products;

•	our ability to successfully file supplementary 510(k) applications to broaden the indications cleared for our NPI 32101 barrier cream from the U.S. Food and Drug Administration (“FDA”) as well as other applicable filings with the European Union and Canadian Authorities;

•	the initiation, timing, funding, progress and results of our preclinical trials and research and development programs;

•	the development, manufacture and approval of new products and line extensions of our existing products;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	our ability to comply with applicable governmental regulations and standards;

•	the timing or likelihood of regulatory filings, approvals and clearances;

•	our financial performance;

•	changes in regulation or tax laws applicable to us;

•	changes in accounting policies or practices;

•	changes in general economic conditions;

•	other risks and uncertainties that have not been identified at this time; and

•	management’s response to these factors.
     The foregoing list should not be considered as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this quarterly report. Other than as required by applicable law, we undertake no obligation publicly to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
     If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity and the markets for our current and proposed products. You should specifically consider the factors identified in this quarterly report that could cause actual results to differ. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Overview and Current Developments
     We develop, manufacture and commercialize innovative medical products that fight infection and inflammation based on our noble metal nanocrystalline technology. Our patented technology enables us to convert silver’s microcrystalline structure into an atomically disordered nanocrystalline coating. We believe that this conversion can enhance silver’s natural antimicrobial properties. In addition, our nanocrystalline silver has exhibited potent anti-inflammatory properties in preclinical studies. We produce our nanocrystalline silver as a coating for wound care products under the trademark SILCRYST™ and as a powder, which we refer to as NPI 32101, for use in medical devices and as an active pharmaceutical ingredient.
     We are a majority owned subsidiary of The Westaim Corporation (“Westaim”), a Canadian company incorporated in Alberta and the shares of which are listed on the Toronto Stock Exchange. Westaim owns approximately 75% of our outstanding common stock as of the date of filing of this quarterly report.
Smith & Nephew Agreements
     We developed and sold advanced wound care products with our SILCRYST™ coating under the Acticoat™ trademark until May 2001 when we entered into a series of agreements with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under these original agreements, we licensed to Smith & Nephew the exclusive right to market, distribute and sell products with our SILCRYST™ coatings for use on non-minor skin wounds and burns on humans world-wide, and agreed to manufacture these products and supply them exclusively to Smith & Nephew. Advanced wound care products with our SILCRYST™ coatings have received FDA clearance and approval of other regulators and are now sold by Smith & Nephew in over 30 countries around the world, including the United States, under its Acticoat™ trademark.
     On September 30, 2007, we entered into amended license and supply agreements with Smith & Nephew which we refer to as the amended agreements that were restructured to better enable the parties to work jointly and individually to support both the continued growth of Acticoat™ products and our respective businesses in the context of increasing competitive pressures. Pursuant to the amended agreements, a non-compete clause in the original agreements was deleted to allow Smith & Nephew to broaden its wound care dressings product line to include other forms of silver. In exchange, Smith & Nephew’s exclusive license was limited in the new agreements to existing Acticoat™ products and such new wound care or burn products that the parties agree to develop together using our nanocrystalline silver technology. As well, under the new agreements, we may develop our own wound care and burn products using our nanocrystalline silver technology provided that we offer such products to Smith & Nephew first. If Smith & Nephew declines to adopt and market the new products, we are then free to pursue the commercialization of the products in any manner we choose.
     We work with Smith & Nephew to develop new Acticoat™ wound care products with our SILCRYST™ coating. Smith & Nephew’s launch of Acticoat™ Post-Op and Acticoat™ Site products in 2007 resulted from these efforts, increasing the number of wound care products with our SILCRYST™ coating currently sold by Smith & Nephew to a total of six.
Revenues
     We currently do not have any products being sold in the marketplace other than Acticoat™ wound care products being sold by Smith & Nephew. Consequently, our results of operations in general and our revenues in particular depend primarily on the level of Acticoat™ product sales generated by Smith & Nephew under our amended agreements with Smith & Nephew On May 1, 2008, Smith & Nephew reported its 2008 first quarter results for wound care products. Smith & Nephew reported Acticoat™ sales revenue of $13 million in the quarter ended March 31, 2008 as compared to $13 million in the quarter ended March 31, 2007 and $12 million in the quarter ended March 31, 2006. Based on the slowing growth in sales of Acticoat™ products experienced by Smith & Nephew in the last two years and this quarter, we believe that market conditions in the advanced wound care market, including the silver dressing segment, have become more competitive due in part to increased competition and end-customer cost containment efforts. In particular, Smith & Nephew has announced that its sales of Acticoat™ products are being affected by low price competition. We are uncertain as to the extent, if any, this increased competition or Smith & Nephew’s new ability to introduce other silver-based serious wound care products will have on Acticoat™ product sales growth and our revenues in the near future, as it will depend on future events, including Smith & Nephew’s response to market conditions. In this regard, since the execution of the amended agreements, Smith & Nephew has introduced three new wound care products with other forms of silver (Algisite Ag, Allevyn Ag and Biostep Ag). We believe that some of these new silver based wound care products will serve to simply compliment the existing Acticoat™ products marketed by Smith & Nephew without impacting sales of Acticoat™ products while others may be viewed by the advanced wound care market as alternatives to certain Acticoat™ products, thereby potentially adversely affecting Acticoat™ product sales and ultimately our operating revenues in the foreseeable future. We believe the flattening sales growth trend experienced by Smith & Nephew will carry into the second quarter of 2008 and may have an adverse impact on our second quarter results of operations. Any termination of, or significant disruptions in, our agreements or relationship with Smith & Nephew, or a significant reduction in sales of Acticoat™ products, would likely have a material adverse effect on our business and results of operations.
     In addition to the royalties, our revenues under our amended license and supply agreements with Smith & Nephew consist of manufacturing cost reimbursements on a fixed price basis. Under the amended agreements, effective January 1, 2007, the price we charge for the Acticoat™ products we manufacture and supply to Smith & Nephew has been amended to recovery of a fixed overhead charge plus all direct costs incurred in manufacturing Acticoat™ products, including direct material, direct labor, labeling, testing and packaging. The overhead component of the unit pricing mechanism has been fixed at a minimum floor amount equal to all indirect costs we incur in 2007 related to the manufacture of Acticoat™ products, including administration, labor, rent, insurance, utilities, repairs and quality control. This fixed floor amount is payable by Smith & Nephew in each of 2007, 2008 and 2009 regardless of the actual volume of Acticoat™ products ordered by Smith & Nephew and regardless of any actual overhead cost savings we achieve in those years.
     As part of the new pricing mechanism, we agreed to pay Smith & Nephew an annual manufacturing cost rebate in the amount of $4.5 million in September in each of 2007, 2008 and 2009 in anticipation of annual reductions we intend to achieve in our cost of goods manufactured for Smith & Nephew over the same time period. We recognize the manufacturing cost rebate as a reduction to wound care product revenue evenly over the course of the year. We achieved actual reductions in our overhead costs in 2007 and expect to maintain these reductions and achieve further reductions through 2009. We continue to pursue modifications and improvements in our existing manufacturing processes and procedures with the objective that by the end of 2009 the cost reductions will substantially offset the impact of the manufacturing cost rebate on our wound care product revenues received from Smith & Nephew. In 2010, the revised agreements contemplate that we will determine a new cost recovery structure that takes into account actual cost savings we achieve in the previous three years.
     We also receive milestone payments upon Smith & Nephew’s achievement of specified sales levels of Acticoat™ products and upon the achievement of regulatory events specified in our agreements with Smith & Nephew. The achievement of both of these events is out of our control and, therefore, it is uncertain as to whether or when we will earn future milestone payments. The new agreements amended the criteria for the achievement of the next milestone such that we immediately earned a milestone payment of $5.0 million during the quarter ended September 30, 2007. We earned an additional $5.0 million milestone in the fourth quarter of 2007. The achievement criteria for the remaining milestone payments remain unchanged under the new agreements. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $29.0 million of milestone payments we have already received, is $56.5 million. The timing and receipt of a milestone payment affects the comparability of period-to-period results and may have a material effect on financial results
New Product Development
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

Our Pre-Clinical Program
     We are researching potential pharmaceutical products using NPI 32101 to extend our nanocrystalline silver technology to the treatment of infectious and inflammatory conditions. On April 30, 2008 we announced that we are discontinuing the development of, and out-licensing activities for, the formulation of NPI 32101 silver to treat inflammatory bowel disease. We are continuing preclinical research for the use of NPI 32101 for the treatment of Clostridium difficile.
Topical Formulations with NPI 32101
     We have developed a topical cream formulation containing our NPI 32101 which has been shown in clinical studies to be stable and cosmetically-acceptable. In vitro testing has also shown the cream formulation to have broad spectrum antimicrobial activity. We announced on July 19, 2007 that the FDA granted 510(k) clearance for a prescription topical device containing our NPI 32101, as a broad-spectrum antimicrobial barrier cream to organisms including Pseudomonas aeruginosa, Staphyloccocus aureus, including strains resistant to methicillin — or MRSA. Gaining FDA clearance is a first step toward marketing our proprietary technology in this new formulation. We are actively exploring commercialization options and, as part of this process, market plans and timing for this product will be determined. We expect that the market for this potential new product will be largely determined by the distribution channel decisions we are currently in the process of evaluating.
     In the third quarter of 2007, we filed another 510(k) submission to the FDA to expand the claims and indications for our barrier cream. We have applied for a claim that NPI 32101 cream relieves the signs and symptoms of dermatoses. If our application is cleared by the FDA, we believe it will broaden the market for this potential new product.
Results of Operations

	Quarter Ended March 31
	2008	2007
	(in thousands)
Wound Care Product Revenue	$6,314	$5,234
Manufacturing Cost Rebate	(1,125)	—

Total Revenue	$5,189	$5,234
Manufacturing Costs	$4,100	$3,148

Gross Margin	$1,089	$2,086
Gross Margin Percent	21.0%	39.9%
Three Months Ended March 31, 2008 and March 31, 2007
     Revenue. Total revenue which consists of wound care product revenue (less the manufacturing cost rebate) for the three months ended March 31, 2008 was $5.2 million compared to $5.2 million for the three months ended March 31, 2007. Wound care product revenue which consists of royalty revenues and manufacturing cost reimbursements from Smith & Nephew was $6.3 million for the three months ended March 31, 2008 as compared to $5.2 million for the three months ended March 31, 2007. The increase of $1.1 million is primarily attributable to an increase in manufacturing cost reimbursements received from Smith & Nephew due to increased product orders received from and shipped to Smith & Nephew. The higher volume of shipments was unfavorably impacted by product mix driven by increased orders from Smith & Nephew for lower margin products. We expect second quarter 2008 shipments to continue to be unfavorably impacted by product mix. The increase in wound care product revenue was offset by the impact of the new manufacturing cost rebate we agreed to pay Smith & Nephew in 2007 under the revised supply agreement. Under the amended agreement, we are required to pay Smith & Nephew an annual $4.5 million manufacturing cost rebate in 2007, 2008 and 2009 in anticipation of annual reductions we intend to achieve in our cost of goods manufactured for Smith & Nephew over the same time frame of which $1.1 million is accrued each quarter. No such accrual was made in the three months ended March 31, 2007 as the amended agreements requiring payment of the rebate to Smith & Nephew were not executed until September 30, 2007. Royalty revenues earned in the three months ended March 31, 2008 were comparable to those earned in the three months ended March 31, 2007.

     Manufacturing Costs. Manufacturing costs for the three months ended March 31, 2008 were $4.1 million compared to $3.1 million for the three months ended March 31, 2007. The increase of $1.0 million is primarily due to higher production volumes of Acticoat™ wound care products shipped to Smith & Nephew driven by increased orders from Smith & Nephew. During 2007, we recognized cost reductions in our manufacturing process and overhead structure that are partially offsetting the $1.1 million recognized in the quarter of the $4.5 million annual manufacturing cost rebate payable to Smith & Nephew. These cost reductions were achieved primarily through lower head count, manufacturing process improvements and leased space consolidation. These cost reductions, along with further reductions being implemented in 2008, are expected to have a favorable impact on our gross margin to the extent that the reductions offset the manufacturing cost rebate.
     Gross Margin. Gross margin for the three months ended March 31, 2008 was $1.1 million or 21.0% compared to $2.1 million or 39.9% for the three months ended March 31, 2007. The decrease of $1.0 million is attributable primarily to the quarterly accrual of $1.1 million of the manufacturing cost rebate that was recognized in 2008 as a reduction to wound care product revenue and the impact of higher sales of lower margin products to Smith & Nephew. No such cost rebate amount was recognized in the same period in 2007. We expect the manufacturing cost rebate to continue to affect our gross margin in 2008 and 2009 to the extent that we are unable to realize and maintain manufacturing cost overhead reductions sufficient to offset the rebate in each of 2008 and 2009.
     We recognize manufacturing revenue when we ship our products to Smith & Nephew and recognize royalty income when Smith & Nephew sells our products to its end-user customers. Consequently, our gross margin percent may vary from period to period due to differences in timing of when we ship our products to Smith & Nephew and when Smith & Nephew sells our products to its customers. In the three months ended March 31, 2008, we manufactured and shipped to Smith & Nephew higher volumes of Acticoat™ products as compared to the three months ended March 31, 2007. The increased shipments are based on increased product orders received from Smith & Nephew.
     Research and Development Costs. Research and development costs for the three months ended March 31, 2008 were $1.5 million compared to $2.0 million for the three months ended March 31, 2007. The decrease of $0.5 million from 2008 to 2007 is due to the reductions we made to our research operations and staff in 2007 to conserve cash and control expenses. We intend to continue to control these expenses.
     General and Administrative Costs. General and administrative costs for the three months ended March 31, 2008 were $2.4 million compared to $1.8 million for the three months ended March 31, 2007. The increase of $0.6 million is attributable primarily to increased stock option compensation expense recognized in the period, accrued severance costs and increased consulting costs related to business development.
     Interest Income. There was $0.1 million interest income for the three months ended March 31, 2008 compared to $0.2 million for the three months ended March 31, 2007. This reduction is primarily the result of the lower interest rates earned on short term investments for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
     Income Taxes. Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases. The income tax expense reported in our condensed consolidated statements of operations for the three months ended March 31, 2008 was related to US alternative minimum tax. We have net operating loss carry forward for income tax purposes of approximately $35.0 million at March 31, 2008 compared to $34.3 million at March 31, 2007 and unclaimed scientific research and experimental development expenditures of approximately $9.4 million at March 31, 2008 compared to $5.7 million at March 31, 2007 that can be used to offset taxable income, if any, in future periods. We also have accumulated capital losses of approximately $2.1 million at March 31, 2008 compared to $1.8 million at March 31, 2007 as well as research and development tax credits of approximately $4.7 million at March 31, 2008 compared to $3.4 million at March 31, 2007. Recognized losses and credits have been fully offset by a valuation allowance. The net operating losses and research and development tax credits will expire at various times to the end of 2028.
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
     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. The implementation of the provisions of FIN 48 did not have a material impact on our financial position or results of operations, and did not result in any adjustment to our beginning tax positions. At January 1, 2007, we did not have any unrecognized tax benefits. During the year ended December 31, 2007, changes in the amount of our unrecognized tax benefits related to tax positions of prior years. The additions were offset by reductions, resulting in no unrecognized tax benefits at the end of the year. As at March 31, 2008, there were no unrecognized tax benefits as increases during the quarter were correspondingly offset by decreases. Although we believe in the merit of our tax filing positions and intend to rigorously defend our transfer pricing policies, it is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. At this time, an estimate of the range of reasonably possible outcomes cannot be made. Any increase or decrease in the unrecognized tax benefits will not likely have a significant impact on our effective tax rate due to the existence of the valuation allowance. Future changes in our assessment of the sustainability of tax filing positions may impact our income tax liability.
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
     For alternative minimum tax purposes in the United States, NOLs can be used to offset no more than 90% of alternative minimum taxable income, or AMTI. Thus, to the extent our NOLs are used to offset regular taxable income, if any, alternative income tax will still be required to be paid on 10 percent of AMTI at the alternative minimum tax rate of 20 percent.
     As noted elsewhere, we expect to incur losses on a quarterly and annual basis for the foreseeable future. Accordingly, we cannot predict when or if we will generate taxable income and whether and to what extent we will be able to use our NOLs to offset any such taxable income.
Liquidity and Capital Resources
     At March 31, 2008, we had cash and cash equivalents of $23.2 million, compared to $17.8 million at December 31, 2007. Cash and cash equivalents not required for operating activities is invested in treasury bills. We currently have no third party debt or lines of credit or other financing arrangements in place with banks or other financial institutions, but we may enter into a line of credit or other financing arrangement in the future. There can be no assurance that we will be able to obtain additional financing as and when required, which would have a material adverse effect on our business
     We do not expect at this time to have capital expenditures for pharmaceutical development in 2008.
     Cash from operating activities amounted to $6.6 million for the three months ended March 31, 2008 compared to use of $0.2 million for the three months ended March 31, 2007. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers. In January of 2008, we received $5.0 million from Smith & Nephew with respect to a $5.0 million sales milestone earned in December 2007 under our amended agreements. Inventories were reduced in the three months ended March 31, 2008 as a result of increased product shipments. This resulted in a source of cash of $0.9 million compared to a use of cash of $0.1 million for the three months ended March 31, 2007.
     Cash used in investing activities amounted to $0.7 million for the three months ended March 31, 2008 and $0.5 million for the three months ended March 31, 2007. Capital expenditures were $0.7 million for the three months ended March 31, 2008 and $0.5 million for the three months end March 31, 2007. Capital expenditures in the three months ended March 31, 2008 were primarily related to the completion of a major production expansion at our manufacturing facility in Fort Saskatchewan, Alberta. Capital expenditures in the three months ended March 31, 2007 also related to this production expansion project.
     We expect to continue to make investments in our product pipeline and to prepare for regulatory approval and commercial launch of new products. Consequently, we expect to incur losses on a quarterly and annual basis for the foreseeable future as we continue to develop and commercialize existing and future products. We also expect the current levels of general and administrative expenses to continue in the future, due in part to the legal, accounting, insurance and other expenses that we incur as a result of being a public company, and expenses relating to filing, prosecution, defense and enforcements of patent and intellectual property rights.
     We expect that our available cash resources will be sufficient to support our current and expected operations, for at least the next 18 months. However, we will likely be required to obtain additional financing within the next 18 months or afterwards if our cash resources are insufficient to satisfy our liquidity requirements or if we decide to pursue new product development initiatives collaborations, acquisitions or strategies. The adequacy of our available funds to meet future operating and capital requirements will depend on many factors, including but not limited to the following:
•	sales performance of Smith & Nephew’s Acticoat™ products;

•	our ability to realize manufacturing cost reductions to offset the manufacturing cost rebate payable to Smith & Nephew in 2008 and 2009;

•	the number, breadth and prospects of our discovery and development programs;

•	the costs and timing of obtaining regulatory approvals for any of our product candidates and the occurrence of unexpected developments.
     We may seek to raise additional financing through the sale of equity, equity-related or debt securities or by obtaining loans. The sale of additional equity or equity-related securities may result in additional dilution to our shareholders. Debt financing will expose us to risks of leverage, including the risk that we may be unable to pay the principal of and interest on our indebtedness when due, and that we may be required to pledge our assets as collateral for any debt financing that we obtain. Moreover, additional financing may not be available at times, in amounts or on terms acceptable to us or at all, particularly because we have granted a first priority security interest in certain critical patents and other intellectual property to Smith & Nephew. If we are unable to obtain additional financing as and when required, we may be forced to reduce the scope of, or delay or eliminate, some or all of our planned research, development and commercialization activities and we may also be required to reduce the scale of our operations, any of which could have a material adverse effect on our business.

Contractual Commitments and Obligations at March 31, 2008
     The table on the following page reports commitments and obligations that have been recorded on our condensed consolidated balance sheet as of March 31, 2008. Certain other obligations and commitments, while not required under generally accepted accounting principles (“GAAP”) to be included in the condensed consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Cash Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
	(in millions)
Consolidated Obligations and Commitments
as of March 31, 2008:
Facilities operating leases:
Third Parties	$1.1	$1.5	$1.4	$1.5	$5.5
Contractual Obligations:
Third Parties(1)	4.5	3.4	—	—	7.9
Purchase Obligations:
Capital	0.1	—	—	—	0.1
Operations	0.9	—	—	—	0.9
Total obligations and commitments	$6.6	$4.9	$1.4	$1.5	$14.4

(1)	This commitment relates primarily to our obligation, under our supply agreement to pay Smith & Nephew a manufacturing cost rebate in the amount of $4.5 million in 2008 and 2009.
Off-Balance Sheet Commitments as of March 31, 2008
     As of March 31, 2008, our future minimum commitments and contractual obligations included two facilities operating leases. These items are not required to be recorded on our balance sheet under GAAP. They are disclosed in the table presented above and described more fully in the following paragraphs in order to provide a more complete picture of our financial position and liquidity as of March 31, 2008. Our Fort Saskatchewan, Alberta facility is leased from a third party and covers a total of 69,589 square feet of space. The lease term began on July 1, 2005 and will expire on June 30, 2015. All of this leased space is subject to up to three five year renewal terms, at renewal rates equal to the greater of fair market value or existing base rent plus Alberta CPI (Consumer Price Index) increases since the last rent was determined. Our future minimum commitments under the Fort Saskatchewan, Alberta lease are approximately $0.6 million for each of the twelve-month periods commencing from January 1, 2007 to the expiry of the lease.
     Our Wakefield, Massachusetts offices and laboratory facility are leased from a third party. The lease term began on July 27, 2001 and will expire on July 30, 2009. There are options to extend for two terms of five years each. Our future minimum commitments under the Wakefield, Massachusetts lease are $0.4 million for 2008 and $0.1 million for 2009 and are included in the table presented above.
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

	Period End	Period Average
Month Ended	Rate	Rate	High Rate	Low Rate
2008
January	1.0018	1.0099	1.0294	0.9905
February	0.9796	0.9986	1.0188	0.9717
March	1.0275	1.0029	1.0275	0.9841

2007
January	1.1792	1.1763	1.1824	1.1647
February	1.1700	1.1710	1.1852	1.1586
March	1.1530	1.1682	1.1810	1.1530

Share Based Payments “(SFAS 123 (R))”
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
     We use the Black-Scholes option-pricing model for valuation of share-based payment awards which was previously used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected common share price volatility over the term of the awards, and actual and projected employee share option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer / willing seller market transaction.

Income Taxes
     The Corporation adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” On January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Corporation recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit.
Recently Adopted and Pending Accounting Pronouncements
SFAS 157
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective date of FASB Statement No. 157”, that provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of SFAS 157 did not have a material impact on the Corporation’s consolidated financial position or results of operations.
SFAS 159
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company did not elect to adopt the fair value option under this Statement.
EITF 07-1
     In September 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-1 “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Corporation is currently assessing the impact EITF 07-1 will have on its results of operations and consolidated financial position.
EITF 07-3
     In June 2007, the EITF issued EITF Issue No. 07-3, “Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Adoption of EITF 07-3 did not have a material impact on the Corporation’s consolidated financial position or results of operations.
FASB Business Combinations
     The FASB recently completed the second phase of its business combinations project, to date the most significant convergence effort with the International Accounting Standards Board (“IASB”), and issued the following two accounting standards:
i.	Statement No. 141(R), Business Combination; and

ii.	Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.
     These statements dramatically change the way companies account for business combinations and noncontrolling interests (minority interests in current U.S. GAAP). Compared with their predecessors, Statements 141(R) and 160 will require:
•	More assets acquired and liabilities assumed to be measured at fair value as of the acquisition date;

•	Liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period;

•	An acquirer in preacquisition periods to expense all acquisition related costs; and

•	Noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity.
     Statements 141(R) and 160 should both be applied prospectively for fiscal years beginning on or after December 15, 2008. However, Statement 160 requires entities to apply the presentation and disclosure requirements retrospectively (e.g., by reclassifying noncontrolling interests to appear in equity) to comparative financial statements if presented. Both standards prohibit early adoption. The Corporation is currently assessing the impact these new standards will have on its consolidated financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     We are exposed to currency risks as a result of our export to foreign jurisdictions of goods produced in Canada. These risks are partially mitigated by purchases of goods and services in the foreign currency.
ITEM 4T.     CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
     We maintain “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Assistant Controller (acting in the capacity of our principal accounting officer and performing functions similar to a principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. As previously disclosed, our Chief Financial Officer resigned effective April 15, 2008 and, pending the appointment of his replacement, our Assistant Controller assumed the duties of our principal accounting officer and, in that capacity, performs functions similar to a principal financial officer.
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
     Our management, with the participation of our Chief Executive Officer and Assistant Controller, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation our management concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
     In the normal course of business, we are from time to time subject to litigation and claims from third parties. We are not currently a party to any material legal proceedings.
ITEM 1A.     RISK FACTORS
     The following outlines additional material risks and changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 that occurred during the three months ended March 31, 2008.
If our stock price falls below $1.00 per share, our common stock may be de-listed from the NASDAQ Global Market.
     During the three months ended March 31, 2008, the Company’s common stock traded on NASDAQ below $2.00 for most of the period. The National Association of Securities Dealers, Inc. has established certain standards for the continued listing of a security on the NASDAQ Global Market. These standards require, among other things, that the minimum bid price for a listed security be at least $1.00 per share. Under NASDAQ’s listing maintenance standards, if the closing bid price of our common stock remains below $1.00 per share for 30 consecutive trading days, NASDAQ will issue a deficiency notice to us. If the closing bid price subsequently does not reach $1.00 per share or higher for a minimum of ten consecutive trading days during the 180 calendar days following the issuance of the deficiency notice from NASDAQ, NASDAQ may de-list our common stock from trading on the NASDAQ Global Market.
     If our common stock is to be de-listed from the NASDAQ Global Market, we may apply to have our common stock listed on the NASDAQ Capital Market. In the event that such application is accepted, of which there can be no assurance, we anticipate the change in listings may result in a reduction in some or all of the following, each of which could have a material adverse effect on our investors:
•	the liquidity of our common stock;

•	the market price of our common stock;

•	the number of institutional investors that will consider investing in our common stock;

•	the number of investors in general that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain financing for the continuation of our operations.
     Should our application to the NASDAQ Capital Market be rejected or if we fail to continue to satisfy the NASDAQ Capital Market’s continued listing requirements, our common stock could be delisted entirely or relegated to trading on the over-the-counter-market.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the quarterly period ended March 31, 2008, there were no unregistered sales of equity securities.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
     During the quarterly period ended March 31, 2008, there were no defaults in payments upon senior securities.
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the quarterly period ended March 31, 2008, there were no matters submitted to a vote of security holders.
ITEM 5.     OTHER INFORMATION
     None
ITEM 6.     EXHIBITS
     (a)  The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Exhibit

10.52	CEO Variable Pay Ranges Under 2008 Annual Incentive Program.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in the town of Wakefield, Massachusetts on May 6, 2008.

NUCRYST Pharmaceuticals Corp.
By:	/s/ Thomas E. Gardner
Thomas E. Gardner
President, Chief Executive Officer and Chairman