Form 10-Q
period 2008-06-30
NUCRYST Pharmaceuticals Corp.
filed 2008-08-12
CIK 1344674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2008
Common Shares	18,376,631 shares

TABLE OF CONTENTS

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007

Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007

Condensed Consolidated Cash Flow Statements for the six months ended June 30, 2008 and 2007

Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2008

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
     In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our unaudited interim condensed consolidated financial statements included elsewhere in this Form 10-Q, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the June 30, 2008 noon buying rate reported by the Federal Reserve Bank of New York, being U.S. $1.00=C$1.0185.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Balance Sheets
(unaudited)
(thousands of U.S. dollar)

	June 30, 2008	December 31, 2007

ASSETS
Current
Cash and cash equivalents	$26,878	$17,841
Accounts receivable (note 4)	3,614	14,924
Inventories (note 5)	3,958	4,426
Prepaid expenses	266	427

	34,716	37,618
Restricted cash	142	140
Capital assets — net	12,013	12,734
Intangible assets — net (note 6)	714	807

	$47,585	$51,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,532	$3,650
Accounts payable and accrued liabilities to related party	83	67
Deferred lease inducement	108	111

	4,723	3,828
Long term deferred lease inducement	649	726

	5,372	4,554

Guarantees (note 10)
Shareholders’ equity
Common shares no par value, unlimited shares authorized: issued and outstanding — 18,376,631 and 18,367,563 shares at June 30, 2008 and December 31, 2007, respectively (note 8)	82,807	82,776
Additional paid-in capital	1,821	1,511
Accumulated other comprehensive (loss) income	(420)	557
Accumulated deficit	(41,995)	(38,099)

Total shareholders’ equity	42,213	46,745

	$47,585	$51,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements of Operations
(unaudited)
(thousands of U.S. dollars except share and per share data)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue
Wound care product revenue (note 4)	$4,708	$6,098	$9,897	$11,332
Costs
Manufacturing	2,726	3,986	6,826	7,134
Research and development	1,463	1,654	2,950	3,658
General and administrative	2,164	2,110	4,652	4,049

Loss from operations	(1,645)	(1,652)	(4,531)	(3,509)
Foreign exchange (losses) gains	(178)	(1,532)	460	(1,754)
Interest income	107	188	177	403

Loss before income taxes	(1,716)	(2,996)	(3,894)	(4,860)
Current income tax expense	—	—	2	—

Net loss	$(1,716)	$(2,996)	$(3,896)	$(4,860)

Loss per common share (note 9)
Net loss — basic and diluted	$(0.09)	$(0.16)	$(0.21)	$(0.27)
Weighted average number of common shares outstanding:
— basic	18,374,506	18,318,438	18,372,299	18,315,218
— diluted	18,374,506	18,318,438	18,372,299	18,315,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements of Cash Flow
(unaudited)
(thousands of U.S. dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Operating activities
Net loss	$(1,716)	$(2,996)	$(3,896)	$(4,860)
Items not affecting cash
Depreciation and amortization	506	418	935	808
Stock-based compensation expense	124	207	341	335
Amortized lease inducement	(27)	(17)	(54)	(17)
Changes in non cash working capital
Accounts receivable	3,839	1,362	11,093	2,460
Inventories	(559)	1,099	346	964
Prepaid expenses	218	(303)	140	(173)
Accounts payable and accrued liabilities	1,281	576	1,379	610
Accounts payable and accrued liabilities to related party	78	161	29	178

Cash provided from operating activities	3,744	507	10,313	305

Investing activities
Restricted cash	(1)	(1)	(2)	(1)
Capital expenditures	(179)	(695)	(884)	(1,226)
Intangible assets	(18)	(33)	(26)	(48)

Cash used in investing activities	(198)	(729)	(912)	(1,275)

Financing activities
Issuance of common shares	—	—	—	12
Deferred lease inducement	—	822	—	822

Cash provided from financing activities	—	822	—	834

Effect of exchange rate changes on cash and cash equivalents	105	1,239	(364)	1,411

Net increase in cash and cash equivalents	3,651	1,839	9,037	1,275
Cash and cash equivalents at beginning of period	23,227	18,362	17,841	18,926

Cash and cash equivalents at end of period	$26,878	$20,201	$26,878	$20,201

Cash and cash equivalents is comprised of:
Cash	$13,868	$3,352	$13,868	$3,352
Cash Equivalents	$13,010	$16,849	$13,010	$16,849
Supplemental disclosure of cash flow information:
Non-cash capital asset additions included in accounts payable and accrued liabilities at end of period	$42	$56	$42	$56
Cash paid for income taxes	$—	$—	$142	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)
(thousands of U.S. dollars)

				Accumulated
	Common Shares		Additional	Other		Total	Total
		Stated	Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders'
	Number	Amount	Capital	Income (Loss)	Deficit	Loss	Equity

December 31, 2007	18,367,563	$82,776	$1,511	$557	$(38,099)		$46,745
Issuance of common shares in connection with restricted shares	9,068	31	—	—	—	$—	31

Stock-based compensation	—	—	310	—	—	—	310
Foreign currency translation adjustments	—	—	—	(977)	—	(977)	(977)

Net loss	—	—	—	—	(3,896)	(3,896)	(3,896)

June 30, 2008	18,376,631	$82,807	$1,821	$(420)	$(41,995)	$(4,873)	$42,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the six months ended June 30, 2008 and 2007
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

The Corporation develops, manufactures and commercializes innovative medical products that fight infection and inflammation based on its noble metal nanocrystalline technology. The Corporation produces nanocrystalline silver as a coating for wound care products under the trademark SILCRYSTTM and as a powder for use as an active pharmaceutical ingredient, that the Corporation refers to as NPI 32101. In May 2001, the Corporation licensed to Smith & Nephew the exclusive right to market, distribute and sell products with SILCRYST™ coatings for use on non-minor skin wounds and burns in humans world-wide and entered into various agreements for the sale of products to Smith & Nephew. These agreements were amended on September 30, 2007 and a summary of the amendments is included in Note 4. All of the Corporation’s revenues since May 2001 have been derived from sales of product to Smith & Nephew, royalties on the further sale of that product and milestone payments from Smith & Nephew.

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

The Corporation believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three and six months ended June 30, 2008 are not necessarily indicative of financial results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Corporation’s annual consolidated financial statements for the year ended December 31, 2007.

These condensed consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, NUCRYST Pharmaceuticals Inc., that was incorporated in 1998 under the laws of the state of Delaware. All intercompany balances and transactions have been eliminated during consolidation.

3	SIGNIFICANT ACCOUNTING PRINCIPLES

Accumulated other comprehensive (loss) income

Comprehensive (loss) income is comprised of net loss and other comprehensive (loss) income.

Other comprehensive (loss) income consists of foreign currency translation adjustments for the period, that arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive loss of $420 at June 30, 2008 (December 31, 2007 — income of $557) consists of foreign currency translation adjustments.

Stock-based compensation plans

SFAS 123(R),“Share-Based Payment” ( “SFAS 123(R)”), requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Corporation’s consolidated statement of operations.

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

SFAS 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008. While the Corporation is currently assessing the impact of the adoption of SFAS 161, it does not expect the adoption to have a material impact on its results of operations or consolidated financial position.

3	SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

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

FASB Business Combinations

The FASB completed the second phase of its business combinations project, to date the most significant convergence effort with the International Accounting Standards Board (“IASB”), and issued the following two accounting standards:
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
These statements dramatically change the way companies account for business combinations and non-controlling interests (minority interests in current U.S. GAAP). Compared with their predecessors, Statements 141(R) and 160 will require:
•	More assets acquired and liabilities assumed to be measured at fair value as of the acquisition date;

•	Liabilities related to contingent consideration to be re-measured at fair value in each subsequent reporting period;

•	An acquirer in pre-acquisition periods to expense all acquisition related costs; and

•	Non-controlling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity.
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

On September 30, 2007, the Corporation and Smith & Nephew signed amended agreements for the sale to Smith & Nephew of Acticoat™ wound care dressings manufactured by the Corporation. The new agreements amended the criteria for the achievement of sales milestones that resulted in a $5,000 sales milestone earned by the Corporation in the third quarter of 2007 and collected in the first quarter of 2008. The cost to manufacture Acticoat™ products was previously fully reimbursed by Smith & Nephew to the Corporation. The cost recovery structure has been amended so that the parties will annually come to an agreement on the fixed overhead costs and direct costs for manufacturing these products. A manufacturing cost rebate of $4,500, relating to 2007, became due to Smith & Nephew on September 30, 2007 under the terms of the agreements. The Corporation has also committed to payments of $4,500 in the third quarter of each of the years 2008 and 2009. As at June 30, 2008, $2,250 was included in accounts payable and accrued liabilities. The manufacturing cost rebate is recorded as a reduction in wound care product revenue evenly over the course of the year. After 2009, the parties have agreed to renegotiate the product pricing provisions of the agreement.

5	INVENTORIES

	June 30, 2008	December 31, 2007

Raw materials	$2,286	$2,793
Materials in process	1,042	1,394
Finished product	630	239

	$3,958	$4,426

6	INTANGIBLE ASSETS

	June 30, 2008	December 31, 2007

Patents	$2,590	$2,642
Less accumulated amortization	(1,876)	(1,835)

	$714	$807

Amortization related to intangible assets for the three months ended June 30, 2008 was $49 (2007 — $55) and for the six months ended June 30, 2008 was $100 (2007 — $161).

Estimated future amortization expense of intangible assets at June 30, 2008 is as follows:

2008 (remaining 6 months)	$96
2009	164
2010	142
2011	107
2012	77
Thereafter	128

Total	$714

7	INCOME TAXES

The Corporation adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Corporation’s beginning tax positions. The Corporation continues to offset its recognized tax benefits by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As at June 30, 2008 and 2007, the Corporation did not have any unrecognized tax benefits.

The Corporation files federal and provincial income tax returns in Canada and its U.S. subsidiary files federal and state income tax returns in the U.S. The Corporation is no longer subject to income tax examinations by Canadian and U.S. tax authorities for years before 2001. The Canada Revenue Agency (“CRA”) commenced an examination of the Corporation’s Canadian income tax returns for 2001 and 2002 in the second quarter of 2005. In December, 2007, the CRA proposed certain transfer pricing adjustments with respect to income allocations between the Corporation and its U.S. subsidiary for the 2001 and 2002 taxation years. These proposed adjustments, if processed, will not result in any cash tax liability for the Corporation. Although the CRA has not commenced any transfer pricing review for taxation years beyond 2002, the proposed adjustments, based on the CRA’s primary position, are expected to be extended to later taxation years. The Corporation is currently evaluating the CRA’s proposal and awaiting reports from the CRA that should provide greater details of the basis of their proposed adjustments. Following receipt of these reports, the Corporation will be better able to make an informed assessment of the CRA’s position. Any reassessments to be issued by the CRA, on an aggregate basis, could result in a material effect on the Corporation’s consolidated financial statements, although at this time, the potential impact cannot be reasonably estimated by the Corporation. The Corporation has provided notification to the U.S. Internal Revenue Service of its intention to seek competent authority assistance with respect to the 2001 and 2002 taxation years.

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

The Corporation recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended June 30, 2008 and 2007, there was no such interest or penalty.
8	SHARE CAPITAL

Stock-based compensation plans

The Corporation maintains an equity incentive plan (the “Plan”) for employees under which stock options, stock appreciation rights and restricted share units (“RSUs”) may be granted. In May 2008, the Corporation amended the Plan to increase the maximum number of common shares reserved for issuance under the Plan from 2,200,000 common shares to an amount that is equal to 15% of the issued and outstanding common shares of the Corporation. As of June 30, 2008, 15% of issued and outstanding shares represents 2,756,495 shares and 609,126 of this amount are available for grant under the Corporation’s stock-based compensation plans as of June 30, 2008. The exercise price of each stock option and RSU is set at an amount not less than the market value of the common shares of the Corporation at the time of grant. Stock options generally vest evenly over a three-year period. Certain option grants are subject to immediate vesting as to one-third of the grant, with the remaining two-thirds of the options vesting evenly over a two-year period. In April 2008, the Corporation granted 250,000 options to its Chief Executive Officer that vest based on certain price targets for the Corporation’s common stock being achieved. All stock options expire ten years from the date of grant. RSUs generally vest evenly over a period between two to three years. Awards that expire or are forfeited generally become available for issuance under the plan.

Stock-based compensation plans

Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2008 was $124 (2007 — $207) and was included in general and administrative expense. Total stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2008 was $341 (2007 — $335) and was included in general and administrative expense.

A summary of the status of the Corporation’s stock option plans as at June 30, 2008 and 2007 and changes during the three and six months ended on those dates is presented below:

			Weighted Average Exercise
	Number of Options		Price

For the three months ended June 30	2008	2007	2008	2007

Balance at beginning of period	1,475,553	959,276	$3.73	$5.36
Granted	494,972	88,000	1.84	2.18
Forfeited	(120,086)	(3,403)	2.11	11.42

Balance at end of period	1,850,439	1,043,873	$3.36	$5.03

			Weighted Average Exercise
	Number of Options		Price

For the six months ended June 30	2008	2007	2008	2007

Balance at beginning of period	1,405,638	766,352	$3.98	$5.75
Granted	654,972	308,162	1.88	3.72
Exercised	—	(4,540)	—	3.08
Forfeited	(210,171)	(26,101)	2.84	10.95

Balance at end of period	1,850,439	1,043,873	$3.36	$5.03

The weighted average remaining contractual life of options outstanding at June 30, 2008 was 7.99 years.

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions are noted in the table below. The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders. The fair value and vesting period of certain options with variable vesting provisions were estimated on the date of grant using an alternative pricing model. The weighted average fair value of options granted in the three months ended June 30, 2008 was $0.86 (2007 —$1.40) and for the six months ended June 30, 2008 was $1.04 (2007 — $2.38). As of June 30, 2008, total compensation cost related to unvested stock options not yet recognized was $1,343 that is expected to be recognized over the next 36 months on a weighted-average basis.

The expected volatility used in the stock option valuation is the Corporation’s estimate for the future volatility of the stock price based on a review of the historical volatility. The dividend yield reflects the Corporation’s intention not to pay cash dividends in the foreseeable future. The life of options is based on observed historical exercise patterns of the Corporation. Groups of directors and employees that have different historical exercise patterns are being considered separately for valuation purposes. The risk free interest rate is based on the yield of a U.S. Government zero-coupon issue with a remaining life approximately equal to the expected term of the option.

	Three and six months ended June 30
Stock options	2008	2007

Expected volatility	93%	66%
Dividend yield	—	—
Expected life	7 years	7 years
Risk free rate	4.05%	4.63%

Certain directors and executives were granted 6,000 RSUs for the three months ended June 30, 2008 (2007 — 7,000) and 6,000 for the six months ended June 30, 2008 (2007 — 39,700). RSUs vest evenly over a period of between two to three years. Unvested RSUs are subject to forfeiture upon termination.

In addition, there were no fully vested RSUs granted to new directors and executives during the three and six months ended June 30, 2008 (2007 — 10,000).

8	SHARE CAPITAL (continued)

A summary of the Corporation’s non-vested RSUs as at June 30, 2008 and changes during the three and six months ended on those dates is presented below:

			Weighted Average Grant Date
	Number of RSUs		Fair Value

For the three months ended June 30	2008	2007	2008	2007

Balance at beginning of period	33,299	41,700	$2.84	$4.03
Granted	6,000	7,000	1.19	2.04
Exercised	(3,167)	—	2.06	—
Forfeited	(5,133)	—	4.08	—

Balance at end of period	30,999	48,700	$2.39	$3.74

			Weighted Average Grant Date
	Number of RSUs		Fair Value

For the six months ended June 30	2008	2007	2008	2007

Balance at beginning of period	39,200	9,000	$3.02	$3.85
Granted	6,000	39,700	1.19	3.72
Exercised	(9,068)	—	3.37	—
Forfeited	(5,133)	—	4.08	—

Balance at end of period	30,999	48,700	$2.39	$3.74

9	LOSS PER SHARE

In calculating loss per share under the treasury stock method, the numerator remains unchanged from the basic loss per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income.

The impact of all dilutive securities on loss per share is anti-dilutive for the three and six months ended June 30, 2008 and June 30, 2007, including all outstanding options and RSUs.

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

11	SEGMENTED INFORMATION (cont’d)
a)	Assets by geographic segment

	June 30, 2008	December 31, 2007

Canada	$34,922	$37,251
United States	12,663	14,048

	$47,585	$51,299

b)	Capital assets and intangible assets by geographic segment

	June 30, 2008	December 31, 2007

Canada	$12,131	$12,800
United States	596	741

	$12,727	$13,541

All of the Corporation’s revenues in the six months ended June 30, 2008 and 2007 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.

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
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be numerous important factors that could cause our actual results and other circumstances and events to differ materially from those indicated in these statements including, but not limited to, our current reliance on our relationship with Smith & Nephew, plc, our reliance on the sale of Acticoat™ products with our SILCRYST™ coatings by Smith & Nephew, plc as our sole source of revenue; a decline in the level of end-user demand for Acticoat™ products with our SILCRYST™ coatings marketed by Smith & Nephew, plc; and, our ability to successfully achieve sustainable manufacturing cost reductions. All forward-looking statements you read in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity and the markets for our current and proposed products. The foregoing list should not be construed as exhaustive, and you should specifically consider the other cautionary statements that are identified in the section “Risk Factors” included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2007. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Other than as required by applicable law, we undertake no obligation publicly to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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
     In the future, to expand our product pipeline, we may consider acquisitions of intellectual property or companies engaged in the development or production of drugs or devices that compliment our focus on wound care management for pain, inflammation and infection. Any acquisition may require that we obtain additional financing.
We are a majority owned subsidiary of The Westaim Corporation (“Westaim”), a Canadian company incorporated in Alberta and the shares of which are listed on the Toronto Stock Exchange. Westaim owns approximately 75% of our outstanding common stock as of the date of filing of this quarterly report. On May 28, 2008, Westaim announced that as a part of an overall strategic review, it is reviewing alternatives for its investment in NUCRYST, including the sale of its NUCRYST shares to a third party, the distribution of its NUCRYST shares to shareholders of Westaim or the investment of Westaim’s remaining liquid assets in NUCRYST.

Smith & Nephew Agreements
     We develop and sell advanced wound care products with our SILCRYST™ coating under a series of agreements with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under these agreements, we licensed to Smith & Nephew the exclusive right to market, distribute and sell certain products with our SILCRYST™ coatings for use on non-minor skin wounds and burns on humans world-wide, and agreed to manufacture these products and supply them exclusively to Smith & Nephew. Advanced wound care products with our SILCRYST™ coatings have received FDA clearance and approval of other regulators and are now sold by Smith & Nephew in over 30 countries around the world, under its Acticoat™ trademark.
     On September 30, 2007, we entered into amended license and supply agreements with Smith & Nephew to better enable the parties to work jointly and individually to support both the continued growth of products and our respective businesses in the context of increasing competitive pressures. Pursuant to the amended agreements, a non-compete clause in the original agreements was deleted to allow Smith & Nephew to broaden its wound care dressings product line to include other forms of silver. In exchange, Smith & Nephew’s exclusive license was limited in the new agreements to existing Acticoat™ products and such new wound care or burn products that the parties agree to develop together using our nanocrystalline silver technology. As well, under the new agreements, we may develop our own wound care and burn products using our nanocrystalline silver technology provided that we offer such products to Smith & Nephew first. If Smith & Nephew declines to adopt and market the new products, we are then free to pursue the commercialization of the products in any manner we choose.
     We continue to work with Smith & Nephew to develop new Acticoat™ wound care products with our SILCRYST™ coating. Smith & Nephew’s launch of Acticoat™ Post-Op and Acticoat™ Site products in 2007 increased the number of wound care products with our SILCRYST™ coating currently sold by Smith & Nephew to a total of six.
Revenues
     We currently do not have any products being sold in the marketplace other than Acticoat™ wound care products with our SILCRYST™ coating being sold by Smith & Nephew. Consequently, our results of operations in general and our revenues in particular depend primarily on the level of Acticoat™ product sales generated by Smith & Nephew. Revenues under our agreements with Smith & Nephew consist of royalties, product revenue, payments upon the achievement of specified milestones and possible reimbursement for a portion of the costs we incur in connection with the development of and improvement to SILCRYST™ coated products covered by the agreements. On August 7, 2008, Smith & Nephew reported its 2008 second quarter results for wound care products. Smith & Nephew reported Acticoat™ sales revenue of $15 and $28 million for the three and six months ended June 30, 2008 compared to $15 and $28 million in the three and six months ended June 30, 2007. Based on the slowing growth in sales of Acticoat™ products experienced by Smith & Nephew over the last few years, we believe that market conditions in the advanced wound care market, including the silver dressing segment, have become more competitive due in part to increased competition and end-customer cost containment efforts. In particular, Smith & Nephew has announced that its sales of Acticoat™ products are being affected by lower priced competition. We are uncertain as to the extent, if any, this increased competition or Smith & Nephew’s new ability to introduce other silver-based serious wound care products will have on Acticoat™ product sales growth and our revenues in the near future, as it will depend on future events, including Smith & Nephew’s response to market conditions. In this regard, Smith & Nephew has introduced three new wound care products with other forms of silver. We believe that some of these new silver based wound care products will serve to simply compliment the existing Acticoat™ products marketed by Smith & Nephew without impacting sales of Acticoat™ products while others may be viewed as alternatives to certain Acticoat™ products, thereby potentially adversely affecting our future operating revenues. We believe the flattening sales growth trend experienced by Smith & Nephew will carry into the remainder of 2008 and may have an adverse impact on our results of operations.
     The price we charge for the Acticoat™ products we manufacture and supply to Smith & Nephew consists of a fixed overhead charge plus all direct costs incurred in manufacturing Acticoat™ products, including direct material, direct labor, labeling, testing and packaging. The overhead component of the unit pricing mechanism has been fixed at a minimum floor amount equal to all indirect costs we incurred in 2007 related to the manufacture of Acticoat™ products, including administration, labor, rent, insurance, utilities, repairs and quality control. This fixed floor amount is payable by Smith & Nephew in each of 2007, 2008 and 2009 regardless of the actual volume of Acticoat™ products ordered by Smith & Nephew and regardless of any actual overhead cost savings we achieve in those years.

     We have agreed to pay Smith & Nephew an annual manufacturing cost rebate in the amount of $4.5 million in September of 2007, 2008 and 2009 in anticipation of annual reductions we intend to achieve in our cost of goods manufactured for Smith & Nephew. We recognize the manufacturing cost rebate as a reduction to wound care product revenue evenly over the course of the year. We achieved actual reductions in our overhead costs in 2007 and expect to maintain these reductions and achieve further reductions through 2009. In 2010, the revised agreements contemplate that we will determine a new cost recovery structure that takes into account actual cost savings we achieve in the previous three years.
     We earn milestone payments from Smith & Nephew upon the achievement of specified sales levels of Acticoat™ products and upon the achievement of regulatory events specified in our agreements with Smith & Nephew. The achievement of both of these events is out of our control and, therefore, it is uncertain as to whether or when we will earn future milestone payments. We earned a milestone payment of $5.0 million during the quarter ended September 30, 2007. We earned an additional $5.0 million milestone in the fourth quarter of 2007. The achievement criteria for the remaining milestone payments remain unchanged under the new agreements. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $29.0 million of milestone payments we have already received, is $56.5 million. The timing and receipt of a milestone payment affects the comparability of period-to-period results and may have a material effect on financial results.
New Product Development
     We are continuing our efforts to extend our nanocrystalline silver technology to develop pharmaceutical products and other medical devices to combat infection and inflammation. We bear all costs relating to our research and development activities for our prospective products. Under our agreements with Smith & Nephew, we may be entitled to reimbursement for any development costs we incur on new products for Smith & Nephew in excess of a certain percentage of Smith & Nephew end market sales.
Our Pre-Clinical Programs
     We are researching potential pharmaceutical products using NPI 32101 to extend our nanocrystalline silver technology to the treatment of infectious and inflammatory conditions. On April 30, 2008, we announced that we are discontinuing the development of, and out-licensing activities for, the formulation of NPI 32101 silver to treat inflammatory bowel disease. We are continuing preclinical research for the use of NPI 32101 for the treatment of Clostridium difficile.
     Topical Formulations with NPI 32101
     We have developed a topical cream formulation containing our NPI 32101 which has been shown in clinical studies to be stable and cosmetically-acceptable. In vitro testing has also shown the cream formulation to have broad spectrum antimicrobial activity. We announced on July 19, 2007 that the FDA granted 510(k) clearance for a prescription topical device containing our NPI 32101, as a broad-spectrum antimicrobial barrier cream to organisms including Pseudomonas aeruginosa, Staphyloccocus aureus, including strains resistant to methicillin — or MRSA. Gaining FDA clearance is a first step toward marketing our proprietary technology in this new formulation. We are actively exploring commercialization options and, as part of this process, market plans and timing for this product will be determined. We expect that the market for this potential new product will be largely determined by the distribution channel alternatives we are currently in the process of evaluating.
     In the third quarter of 2007, we filed another 510(k) submission to the FDA to expand the claims and indications for our barrier cream. We have applied for a claim that NPI 32101 cream relieves the signs and symptoms of dermatoses. In May 2008, we received a request from the FDA for additional information regarding this submission and we are in the process of evaluating the alternatives for moving this program forward.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
Amount in Thousands	2008	2007	2008	2007
Wound Care Revenue	$5,833	$6,098	$12,147	$11,332
Manufacturing Cost Rebate	(1,125)	—	(2,250)	—

Total Revenue	4,708	6,098	9,897	11,332

Manufacturing Costs	2,726	3,986	6,826	7,134

Gross Margin	$1,982	$2,112	$3,071	$4,198
Gross Margin Percent	42%	35%	31%	37%
Three Months Ended June 30, 2008 and June 30, 2007
     Revenue and Gross Margin
     Total revenue for the three months ended June 30, 2008 was $4.7 million compared to $6.1 million for the three months ended June 30, 2007. Wound care product revenue which consists of product and royalty revenues was $5.8 million for the three months ended June 30, 2008 compared to $6.1 million for the three months ended June 30, 2007. The decrease of $0.3 million is attributable to lower product shipments to Smith & Nephew which was partially offset by improved product mix. Under our agreements with Smith & Nephew, our product revenue pricing is based on a minimum level of fixed overhead cost recovery. The royalty revenue increased slightly based on higher sales reported by Smith & Nephew. Total revenue was further impacted by the quarterly accrual of the manufacturing cost rebate payable to Smith & Nephew in September 2008.
     The gross margin for the three months ended June 30, 2008 was $2.0 million or 42% compared to $2.1 million or 35% for the three months ended June 30, 2007. Higher production volumes, an improved product mix and lower fixed overhead costs offset the negative impact of the manufacturing cost rebate we provide to Smith & Nephew. While we expect to continue to reduce our manufacturing costs, our ability to maintain these gross margin improvements will depend on the volume and product mix of orders from Smith & Nephew. The manufacturing cost rebate will continue to negatively affect our gross margin in 2008 and 2009, and to the extent we are able to realize higher production volumes and additional manufacturing cost reductions, we expect to be able to offset the manufacturing cost rebate. We recognize product revenue when we ship products to Smith & Nephew and recognize royalty income when Smith & Nephew sells our products to its end-user customers. Consequently, our gross margin percentage will vary from period to period due to differences in timing of when we ship our products to Smith & Nephew and when Smith & Nephew sells our products to its customers.
     Other Operating Costs
     Research and development costs for the three months ended June 30, 2008 were $1.5 million compared to $1.7 million for the three months ended June 30, 2007. The three months ended June 30, 2008 included $0.2 million in employee termination severance costs associated with the reduction of research and development staff in our Wakefield, Massachusetts facility. We have begun transitioning certain research and development activities to our Fort Saskatchewan, Canada facility. In addition, we have reduced spending on a number of programs pending the completion of a post-transition review of all programs.
     General and administrative costs for the three months ended June 30, 2008 were $2.2 million compared to $2.1 million for the three months ended June 30, 2007. The three month period ended June 30, 2008 expense included approximately $0.1 million in employee termination severance costs. We have reduced our administrative staff in our Wakefield, Massachusetts location by consolidating certain administrative functions into our Fort Saskatchewan facility. We continue to review alternatives for our United States operations in order to reduce general and administrative costs.
     Non-Operating Items
     We recorded $0.1 million of interest income for the three months ended June 30, 2008 compared to $0.2 million for the three months ended June 30, 2007. This reduction is due to lower interest rates earned on short term investments and available cash balances.

     We recorded a net loss of $0.2 million from foreign currency changes for the three months end June 30, 2008 compared to a $1.5 million net loss for the three months ended June 30, 2007. The changes in the U.S. dollar and Canadian dollar exchange rates will result in unrealized currency gains and losses on U.S. dollar working capital amounts held by the Canadian parent company. All of our revenues from Smith & Nephew are received in U.S. dollars.
Six Months Ended June 30, 2008 and June 30, 2007
     Revenue and Gross Margin
     Total revenue for the six months ended June 30, 2008 was $9.9 million compared to $11.3 million for the six months ended June 30, 2007. Wound care product revenue which consists of product and royalty revenues was $12.1 million for the six months ended June 30, 2008 compared to $11.3 million for the six months ended June 30, 2007. The increase of $0.8 million is attributable to higher product shipments together with improved product mix and a slight increase in royalty revenue. This increase was offset by the accrual of the $2.3 manufacturing cost rebate payable to Smith & Nephew.
     The gross margin for the six months ended June 30, 2008 was $3.1 million or 31% compared to $4.2 million or 37% for the six months ended June 30, 2007. Higher production volumes and lower manufacturing costs partially offset the negative impact of the accrued manufacturing cost rebate payable to Smith & Nephew in September 2008.
     Other Operating Costs
     Research and development costs for the six months ended June 30, 2008 were $3.0 million compared to $3.7 million for the six months ended June 30, 2007. The six months ended June 30, 2008 expense included $0.3 million in employee termination severance costs associated with the reduction of research and development staff in our Wakefield, Massachusetts facility. The overall reduction in spending reflects the decrease in development personnel and a reduction in the level of spending on continuing programs.
     General and administrative costs for the six months ended June 30, 2008 were $4.7 million compared to $4.0 million for the six months ended June 30, 2007. The six month period ended June 30, 2008 included approximately $0.2 million in employee termination severance costs.
     Non-Operating Items
     We recorded $0.2 million of interest income for the six months ended June 30, 2008 compared to $0.4 million for the six months ended June 30, 2007. This reduction is due to lower interest rates earned on short term investments and available cash balances.
     We recorded a net gain of $0.5 million from foreign currency changes for the six months end June 30, 2008 compared to a net loss of $1.8 million net loss for the six months ended June 30, 2007. The changes in the U.S. dollar and Canadian dollar exchange rates will result in unrealized currency gains and losses on U.S. dollar working capital amounts held by the Canadian parent company. All of our revenues from Smith & Nephew are received in US dollars.
Liquidity and Capital Resources
     At June 30, 2008, we had cash and cash equivalents of $26.9 million, compared to $17.8 million at December 31, 2007. Cash and cash equivalents not immediately required for operating and investing activities are invested in treasury bills and other short-term, liquid investments. Cash from operating activities amounted to $10.3 million for the six months ended June 30, 2008 compared to $0.3 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, working capital provided $13.0 million in operating cash flow. We had $11.1 million in positive cash flow from a reduction in accounts receivable, $5.0 million of it related to a milestone receivable earned in December 2007. We also accrued $2.3 million in the six months ended June 30, 2008 towards the $4.5 million manufacturing cost rebate.
     Cash used in investing activities amounted to $0.9 million for the six months ended June 30, 2008 and $1.3 million for the six months ended June 30, 2007. Capital expenditures associated with the completion of the production expansion at our manufacturing facility in Fort Saskatchewan, Alberta represented the majority of the investing activities in both periods. As the production expansion is virtually complete, we expect to continue to reduce our capital expenditures compared to the prior year.

     We currently have no debt, lines of credit or other financing arrangements in place with banks or other financial institutions. We expect that our available cash resources will be sufficient to support our current and expected operations, for at least the next 18 months. We continue to review our operating expenditure levels in order to minimize operating losses, but we expect to continue to incur operating losses until we are able to increase our revenues to cover operating costs. If we are unable to achieve and maintain an operating profit, we may be required to obtain additional financing if our cash resources become insufficient to satisfy our liquidity requirements or if we decide to pursue new product development initiatives, acquisitions or other activities that require financial resources greater than we currently have available to us. If we are unable to obtain additional financing as and when required, we may be forced to reduce the scope of, or delay or eliminate, some or all of our planned research, development and commercialization activities and we may also be required to reduce the scale of our operations, any of which could have a material adverse effect on our business.
Tax Matters
     We file federal and provincial income tax returns in Canada and our U.S. subsidiary files federal and state income tax returns in the U.S. We are no longer subject to income tax examinations by Canadian and U.S. tax authorities for years before 2001. The Canada Revenue Agency (“CRA”) commenced an examination of our Canadian income tax returns for 2001 and 2002 in the second quarter of 2005. In December, 2007, the CRA proposed certain transfer pricing adjustments with respect to income allocations between the Canadian company and its U.S. subsidiary for the 2001 and 2002 taxation years. These proposed adjustments, if processed, will not result in any cash tax liability. Although the CRA has not commenced any transfer pricing review for taxation years beyond 2002, the proposed adjustments, based on the CRA’s primary position, are expected to be extended to later taxation years. We are currently evaluating the CRA’s proposal and awaiting reports from the CRA that should provide greater details of the basis of their proposed adjustments. Following receipt of these reports, we will be better able to make an informed assessment of the CRA’s position. Any reassessments to be issued by the CRA, on an aggregate basis, could result in a material effect on our consolidated financial statements, although at this time, the potential impact cannot be reasonably estimated by us. We have provided notification to the U.S. Internal Revenue Service of its intention to seek competent authority assistance with respect to the 2001 and 2002 taxation years.
     Notwithstanding management’s belief in the merit of our tax filing positions and its intention to rigorously defend its transfer pricing policies, it is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes cannot be estimated at this time and may result from the settlement of ongoing examinations or other regulatory developments. Any increase or decrease in the unrecognized tax benefits will not likely have a significant impact on the Corporation’s effective tax rate due to the existence of the valuation allowance. Future changes in management’s assessment of the sustainability of tax filing positions may impact the Corporation’s income tax liability.
Contractual Commitments and Obligations at June 30, 2008
     The table on the following page reports commitments and obligations that have been recorded on our condensed consolidated balance sheet as of June 30, 2008. Certain other obligations and commitments, while not required under generally accepted accounting principles (“GAAP”) to be included in the condensed consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Cash Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total

	(in millions)
Consolidated Obligations and Commitments
Facilities operating leases	$1.1	$1.4	$1.4	$1.4	$5.3
Contractual Obligations (1)	4.6	4.5	—	—	9.1
Purchase Obligations:
Capital	0.3	—	—	—	0.3
Operations	1.1	—	—	—	1.1
Total obligations and commitments	$7.1	$5.9	$1.4	$1.4	$15.8

(1)	This commitment relates primarily to our obligation, under our supply agreement to pay Smith & Nephew a manufacturing cost rebate in the amount of $4.5 million in 2008 and 2009.
Other off-balance sheet arrangements
     We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008, we were not involved in any unconsolidated transactions.
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
Critical Accounting Policies
     Certain of our accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which include revenue recognition, inventory valuation, useful life of capital and intangible assets, and share-based compensation are described in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies as of June 30, 2008.
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
SFAS 161
     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008. While the Corporation is currently assessing the impact of the adoption of SFAS 161, it does not expect the adoption to have a material impact on its results of operations or consolidated financial position.
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
FASB Business Combinations
     The FASB completed the second phase of its business combinations project, to date the most significant convergence effort with the International Accounting Standards Board (“IASB”), and issued the following two accounting standards:
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
     These statements dramatically change the way companies account for business combinations and non-controlling interests (minority interests in current U.S. GAAP). Compared with their predecessors, Statements 141(R) and 160 will require:
•	More assets acquired and liabilities assumed to be measured at fair value as of the acquisition date;

•	Liabilities related to contingent consideration to be re-measured at fair value in each subsequent reporting period;

•	An acquirer in pre-acquisition periods to expense all acquisition related costs; and

•	Non-controlling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to various market risks, including variability in currency exchange rates. The Smith & Nephew sales revenues on which our royalty and milestone revenues are determined are reported to us in U.S. dollars. Sales by Smith & Nephew in other currencies will result in fluctuations in their revenue as reported in U.S. dollars. The Smith & Nephew contracts ensure recovery of certain manufacturing costs, which reduces our susceptibility to production cost variances resulting from foreign exchange fluctuations. Our accounts receivable from Smith & Nephew are denominated in U.S. dollars. The functional currency that we use for accounting purposes is the Canadian dollar and as a result, accounts receivable, cash balances we maintain in U.S. dollars, and other liabilities recorded in Canadian dollars are exposed to changes in the exchange rate between the Canadian and U.S. dollars until these amounts are satisfied and converted in Canadian dollars. Historically, we have not maintained derivative instruments to mitigate our exposure to fluctuations in currency exchange rates but we are currently evaluating alternative hedging programs.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
     We maintain “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
     In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation or our disclosure controls and procedures as of June 30, 2008. Based on this evaluation our management concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the normal course of business, we are from time to time subject to litigation and claims from third parties. We are not currently a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
     The following outlines additional material risks and changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 that occurred during the six months ended June 30, 2008. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2007 which could materially affect our business, financial condition or future results.

If our stock price remains below $1.00 per share, our common stock may be de-listed from the NASDAQ Global Market.
     The Corporation’s common stock has traded on NASDAQ below $1.00 in the last twelve months. The National Association of Securities Dealers, Inc. has established certain standards for the continued listing of a security on the NASDAQ Global Market. These standards require, among other things, that the minimum bid price for a listed security be at least $1.00 per share. Under NASDAQ’s listing maintenance standards, if the closing bid price of our common stock remains below $1.00 per share for 30 consecutive trading days, NASDAQ will issue a deficiency notice to us. To date, we have not received a deficiency notice from NASDAQ. If the closing bid price subsequently does not reach $1.00 per share or higher for a minimum of ten consecutive trading days during the 180 calendar days following the issuance of the deficiency notice from NASDAQ, NASDAQ may de-list our common stock from trading on the NASDAQ Global Market.
     If our common stock is to be de-listed from the NASDAQ Global Market, we may apply to have our common stock listed on the NASDAQ Capital Market. In the event that such application is accepted, of which there can be no assurance, we anticipate the change in listings may result in a reduction in some or all of the following, each of which could have a material adverse effect on our investors:
•	the liquidity of our common stock;

•	the market price of our common stock;

•	the number of institutional investors that will consider investing in our common stock;

•	the number of investors in general that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain financing for the continuation of our operations
     Should our application to the NASDAQ Capital Market be rejected or if we fail to continue to satisfy the NASDAQ Capital Market’s continued listing requirements, our common stock could be delisted entirely or relegated to trading on the over-the-counter-market.
Westaim controls and may continue to control us and may have conflicts of interest with us or you in the future.
     As of June 30, 2008, Westaim owned approximately 75% of our outstanding common stock. In addition, certain of our directors also serve as directors of Westaim. On May 28, 2008, Westaim announced that as a part of an overall strategic review, it is reviewing alternatives for its investment in NUCRYST, including the sale of its NUCRYST shares to a third party, the distribution of its NUCRYST shares to shareholders of Westaim or the investment of Westaim’s remaining liquid assets in NUCRYST.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the quarter period ended June 30, 2008 there were no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     During the quarter period ended June 30, 2008, there were no defaults in payments upon senior securities.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The 2007 Annual and Special General Meeting of the shareholders of NUCRYST Pharmaceuticals Corp. was held on Thursday, May 8, 2008 for the following purposes:
1.	to elect six directors for the ensuing year;

2.	to appoint auditors and authorize the board of directors to fix the auditors’ remuneration;

3.	to amend the NUCRYST 1998 Equity Incentive Plan to: (i) increase the number of common shares reserved for issuance under the Plan from 2,200,000 Common shares to an amount equal to 15% of the issued and outstanding shares of NUCRYST; (ii) remove certain limitations on grants of awards to insiders of NUCRYST; and (iii) make certain other changes; and,

4.	to transact such other business as may properly come before the Meeting, or at any adjournments or postponements thereof.
     In addition, at the 2007 Annual General Meeting our shareholders received our audited consolidated financial statements for the year ended December 31, 2007, together with the report of the auditor and independent registered public accounting firm on those financial statements.
     We are not subject to Section 14(a) of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition of management’s solicitations.
     The final vote on the proposals was recorded as follows:
1.	The slate of six (6) Directors was re-elected in its entirety by the following vote:

Votes for	Against	Withheld
13,953,470	0	4,000
2.	The appointment of Deloitte & Touche LLP as our auditor and independent registered public accounting firm for the ensuing year was approved by the following vote:

Votes for	Against	Withheld
13,956,770	0	700
3.	to amend the NUCRYST 1998 Equity Incentive Plan to: (i) increase the number of common shares reserved for issuance under the Plan from 2,200,000 Common shares to an amount equal to 15% of the issued and outstanding shares of NUCRYST; (ii) remove certain limitations on grants of awards to insiders of NUCRYST; and (iii) make certain other changes

Votes for	Against	Withheld
13,832,312	92,880	0
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS
(a)     The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Exhibit

10.52*	Stock Option Agreement dated April 10, 2008 between NUCRYST Pharmaceuticals Corp. and Thomas E. Gardner. — Incorporated by reference as Exhibit 10.52 to the current report on Form 8-K filed by NUCRYST Pharmaceuticals Corp. on April 17, 2008.

10.53*	Employment Agreement dated Effective May 8, 2008 between NUCRYST Pharmaceuticals Corp. and David B. Holtz. — Incorporated by reference as Exhibit 10.53 to the current report on Form 8-K filed by NUCRYST Pharmaceuticals Corp. on May 13, 2008.

10.54*	Stock Option Agreement dated May 8, 2008 between NUCRYST Pharmaceuticals Corp. and David B. Holtz — Incorporated by reference as Exhibit 10.54 to the current report on Form 8-K filed by NUCRYST Pharmaceuticals Corp. on May 13, 2008.

10.55*	NUCRYST Pharmaceuticals Corp. 1998 Equity Incentive Plan, as amended May 8, 2008 — Incorporated by reference as Exhibit 10.55 to the current report on Form 8-K filed by NUCRYST Pharmaceuticals Corp. on May 14, 2008.

10.56*	Separation Agreement dated effective April 30, 2008 between NUCRYST Pharmaceuticals Corp. and Katherine J. Turner — Incorporated by reference as Exhibit 10.56 to the current report on Form 8-K filed by NUCRYST Pharmaceuticals Corp. on May 21, 2008.

10.57*	Separation Agreement dated effective April 15, 2008 between NUCRYST Pharmaceuticals Corp. and Eliot M. Lurier — Incorporated by reference as Exhibit 99.1 to the current report on Form 8-K filed by NUCRYST Pharmaceuticals Corp. on April 29, 2008.

10.58*	Summary of Non Employee Director Compensation, as amended effective June 6, 2008 — Filed herewith.

10.59*	NUCRYST Pharmaceuticals Corp. 1998 Equity Incentive Plan, as further amended May 8, 2008 — Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates Management compensatory plan, contract or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in the town of Wakefield, Massachusetts on August 12, 2008.

NUCRYST Pharmaceuticals Corp.
By:	/s/ Thomas E. Gardner
Thomas E. Gardner
President, Chief Executive Officer and Chairman