Form 10-Q
period 2008-09-30
NUCRYST Pharmaceuticals Corp.
filed 2008-11-07
CIK 1344674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2008

Common Shares	18,376,361 Shares

     In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean United States dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our unaudited interim condensed consolidated financial statements included elsewhere in this Form 10-Q, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the September 30, 2008 noon buying rate reported by the Federal Reserve Bank of New York, being U.S.$1.00=C$1.0597.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Balance Sheets
(unaudited)
(thousands of U.S. dollars)

	September 30, 2008	December 31, 2007
ASSETS
Current
Cash and cash equivalents	$26,106	$17,841
Accounts receivable (note 4)	5,608	14,924
Inventories (note 5)	3,959	4,426
Prepaid expenses	181	427

	35,854	37,618
Restricted cash	143	140
Capital assets — net	11,338	12,734
Intangible assets — net (note 6)	647	807

	$47,982	$51,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$6,089	$3,650
Accounts payable and accrued liabilities to related party	—	67
Deferred lease inducement	104	111

	6,193	3,828
Long term deferred lease inducement	598	726

	6,791	4,554

Guarantees (note 10)
Shareholders’ equity
Common shares no par value, unlimited shares authorized: issued and outstanding - 18,376,631 and 18,367,563 shares at September 30, 2008 and December 31, 2007, respectively (note 8)	82,807	82,776
Additional paid-in capital	2,024	1,511
Accumulated other comprehensive (loss) income	(1,578)	557
Accumulated deficit	(42,062)	(38,099)
Total shareholders’ equity	41,191	46,745

	$47,982	$51,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements of Operations
(unaudited)
(thousands of U.S. dollars except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue
Wound care product revenue (note 4)	$5,253	$2,525	$15,150	$13,857
Milestone revenue (note 4)	—	5,000	—	5,000
Costs
Manufacturing	2,799	3,841	9,625	10,975
Research and development	1,073	1,191	4,023	4,849
General and administrative	2,020	2,629	6,672	6,678
Write down of capital assets	—	1,173	—	1,173

Loss from operations	(639)	(1,309)	(5,170)	(4,818)
Foreign exchange gains (losses)	475	(1,248)	935	(3,002)
Interest income	106	208	283	611

Loss before income taxes	(58)	(2,349)	(3,952)	(7,209)
Current income tax expense	9	—	11	—

Net loss	$(67)	$(2,349)	$(3,963)	$(7,209)

Loss per common share (note 9)
Net loss — basic and diluted	$(0.00)	$(0.13)	$(0.22)	$(0.39)

Weighted average number of common shares outstanding:
- basic	18,376,631	18,340,647	18,370,708	18,323,788
- diluted	18,376,631	18,340,647	18,370,708	18,323,788

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements of Cash Flow
(unaudited)
(thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Operating activities
Net loss	$(67)	$(2,349)	$(3,963)	$(7,209)
Items not affecting cash
Depreciation and amortization	480	422	1,415	1,230
Stock-based compensation expense	203	198	544	533
Amortized lease inducement	(26)	(26)	(80)	(43)
Write down of capital assets	—	1,173	—	1,173
Changes in non cash working capital
Accounts receivable	(2,119)	(5,330)	8,974	(2,870)
Inventories	(142)	1,521	204	2,485
Prepaid expenses	80	(1,029)	220	(1,202)
Accounts payable and accrued liabilities	1,733	5,153	3,112	5,763
Accounts payable and accrued liabilities to related party	(93)	(283)	(64)	(105)

Cash provided from (used in) operating activities	49	(550)	10,362	(245)

Investing activities
Restricted cash	(1)	—	(3)	(1)
Capital expenditures	(185)	(358)	(1,069)	(1,584)
Intangible assets	(7)	(8)	(33)	(56)

Cash used in investing activities	(193)	(366)	(1,105)	(1,641)

Financing activities
Issuance of common shares	—	—	—	12
Deferred lease inducement	—	—	—	822

Cash provided from financing activities	—	—	—	834

Effect of exchange rate changes on cash and cash equivalents	(628)	1,144	(992)	2,555

Net (decrease) increase in cash and cash equivalents	(772)	228	8,265	1,503
Cash and cash equivalents at beginning of period	26,878	20,201	17,841	18,926

Cash and cash equivalents at end of period	26,106	20,429	26,106	20,429

Cash and cash equivalents is comprised of:
Cash	$917	$4,311	$917	$4,311
Cash Equivalents	$25,189	$16,118	$25,189	$16,118
Supplemental disclosure of cash flow information:
Non-cash capital asset additions included in accounts payable and accrued liabilities at end of period	$56	$65	$56	$65
Cash paid for income taxes	$9	$—	$151	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)
(thousands of U.S. dollars)

				Accumulated
	Common Shares		Additional	Other		Total	Total
		Stated	Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Number	Amount	Capital	Income (Loss)	Deficit	Loss	Equity

December 31, 2007	18,367,563	$82,776	$1,511	$557	$(38,099)		$46,745

Issuance of common shares in connection with restricted shares
	9,068	31	—	—	—	$—	31

Stock-based compensation	—	—	513	—	—	—	513

Foreign currency translation adjustments	—	—	—	(2,135)	—	(2,135)	(2,135)

Net loss	—	—	—	—	(3,963)	(3,963)	(3,963)

September 30, 2008	18,376,631	$82,807	$2,024	$(1,578)	$(42,062)	$(6,098)	$41,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the nine months ended September 30, 2008 and 2007
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
     The Corporation develops, manufactures and commercializes innovative medical products that fight infection and inflammation based on its noble metal nanocrystalline technology. The Corporation produces nanocrystalline silver as a coating for wound care products under the trademark SILCRYSTTM and as a powder for use as an active pharmaceutical ingredient, which the Corporation refers to as NPI 32101. In May 2001, the Corporation licensed to Smith & Nephew plc (“Smith & Nephew”) the exclusive right to market, distribute and sell products with SILCRYST™ coatings for use on non-minor skin wounds and burns in humans world-wide and entered into various agreements for the license and sale of products to Smith & Nephew. These agreements were amended on September 30, 2007 and a summary of the amendments is included in Note 4. All of the Corporation’s revenues since May 2001 have been derived from sales of product to Smith & Nephew, royalties on the further sale of that product and milestone payments from Smith & Nephew.
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
     The Corporation believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three and nine months ended September 30, 2008 are not necessarily indicative of financial results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Corporation’s annual consolidated financial statements for the year ended December 31, 2007.
     These condensed consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, NUCRYST Pharmaceuticals Inc., which was incorporated on November 20, 1997 under the laws of the state of Delaware. All intercompany balances and transactions have been eliminated during consolidation.

3 SIGNIFICANT ACCOUNTING PRINCIPLES
     Accumulated other comprehensive (loss) income
     Comprehensive (loss) income is comprised of net loss and other comprehensive (loss) income.
     Other comprehensive (loss) income consists of foreign currency translation adjustments for the period, that arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive loss of $1,578 at September 30, 2008 (December 31, 2007 — income of $557) consists of foreign currency translation adjustments.
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
SFAS 161
     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008. While the Corporation is currently assessing the impact of the adoption of SFAS 161, it does not expect the adoption to have a material impact on its results of operations or consolidated financial position.

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

4 AGREEMENTS WITH SMITH & NEPHEW
     On September 30, 2007, the Corporation and Smith & Nephew signed amended license and supply agreements for the sale to Smith & Nephew of Acticoat™ wound care dressings manufactured by the Corporation. The new agreements amended the criteria for the achievement of sales milestones that resulted in a $5,000 sales milestone earned by the Corporation in the third quarter of 2007. The cost to manufacture Acticoat™ products was previously fully reimbursed by Smith & Nephew to the Corporation. The cost recovery structure has been amended so that the parties will annually come to an agreement on the amount of fixed overhead costs subject to reimbursement and direct costs for manufacturing these products. The Corporation will receive the amount of fixed overhead costs regardless of the amount of product supplied to Smith & Nephew. Under the amended agreements, the Corporation must provide Smith and Nephew with a manufacturing cost rebate of $4,500 in the fourth quarter of each of the years 2007, 2008 and 2009. As at September 30, 2008, $3,375 was included in accounts payable and accrued liabilities. The manufacturing cost rebate is recorded as a reduction in wound care product revenue evenly over the course of the year. After 2009, the parties have agreed to renegotiate the product pricing provisions of the agreements.
5 INVENTORIES

	September 30, 2008	December 31, 2007

Raw materials	$2,346	$2,793

Materials in process	318	1,394

Finished product	1,295	239

	$3,959	$4,426

6 INTANGIBLE ASSETS

	September 30, 2008	December 31, 2007

Patents	$2,496	$2,642

Less accumulated amortization	(1,849)	(1,835)

	$647	$807

Amortization related to intangible assets for the three months ended September 30, 2008 was $46 (2007 — $45) and for the nine months ended September 30, 2008 was $146 (2007 — $151).
Estimated future amortization expense of intangible assets at September 30, 2008 is as follows:

2008 (remaining 3 months)	$46
2009	158
2010	136
2011	102
2012	74
Thereafter	131

Total	$647

7 INCOME TAXES
     The Corporation adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Corporation’s beginning tax positions. The Corporation continues to offset its recognized tax benefits by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As at September 30, 2008 and 2007, the Corporation did not have any unrecognized tax benefits.
     The Corporation files federal and provincial income tax returns in Canada and its U.S. subsidiary files federal and state income tax returns in the U.S. The Corporation is no longer subject to income tax examinations by Canadian and U.S. tax authorities for years before 2001. The Canada Revenue Agency (“CRA”) commenced an examination of the Corporation’s Canadian income tax returns for 2001 and 2002 in the second quarter of 2005. In December 2007, the CRA proposed certain transfer pricing adjustments with respect to income allocations between the Corporation and its U.S. subsidiary for the 2001 and 2002 taxation years. These proposed adjustments, if processed, will not result in any cash tax liability for the Corporation. Although the CRA has not commenced any transfer pricing review for taxation years beyond 2002, the proposed adjustments, based on the CRA’s primary position, are expected to be extended to subsequent taxation years. In the third quarter of 2008, the Corporation received a report from the CRA which provided additional information with respect to their proposed adjustments. The Corporation is currently evaluating the CRA’s proposal in conjunction with the report and will be working with the CRA in clarifying the Corporation’s position and resolving the audit matters under review. Any reassessments to be issued by the CRA, on an aggregate basis, could result in a material effect on our consolidated financial statements, although at this time, the potential impact cannot be reasonably estimated. We have provided notification to the IRS of our intention to seek competent authority assistance with respect to the 2001 and 2002 taxation years.
     Notwithstanding management’s belief in the merit of the Corporation’s tax filing positions and its intention to rigorously defend its transfer pricing policies, it is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes cannot be estimated at this time and may result from the settlement of ongoing examinations or other regulatory developments. We do not expect any increase or decrease in the unrecognized tax benefits to have a significant impact on the Corporation’s effective tax rate due to the existence of the valuation allowance. Future changes in management’s assessment of the sustainability of tax filing positions may impact the Corporation’s income tax liability.
     The Corporation recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended September 30, 2008 and 2007, there was no such interest or penalty.
8 SHARE CAPITAL
     Stock-based compensation plans
     The Corporation maintains an equity incentive plan (the “Plan”) for employees under which stock options, stock appreciation rights and restricted share units (“RSUs”) may be granted. In May 2008, the Corporation amended the Plan to increase the maximum number of common shares reserved for issuance under the Plan from 2,200,000 common shares to an amount that is equal to 15% of the issued and outstanding common shares of the Corporation. As of September 30, 2008, 15% of issued and outstanding shares represent 2,756,495 shares and 1,154,892 of this amount are available for grant under the Corporation’s stock-based compensation plans as of September 30, 2008. The exercise price of each stock option and RSU is set at an amount not less than the market value of the common shares of the Corporation at the time of grant. Stock options generally vest evenly over a three-year period. Certain option grants are subject to immediate vesting as to one-third of the grant, with the remaining two-thirds of the options vesting evenly over a two-year period. In April 2008, the Corporation granted 250,000 options to its Chief Executive Officer that vest based on certain price targets for the Corporation’s common stock being achieved. All stock options expire ten years from the date of grant.

8 SHARE CAPITAL (continued)
RSUs generally vest evenly over a period between two to three years. Awards that expire or are forfeited generally become available for issuance under the plan.
     Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2008 was $203 (2007 — $198) and was included in general and administrative expense. Total stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2008 was $544 (2007 — $533) and was included in general and administrative expense.
     A summary of the status of the Corporation’s stock option plan as at September 30, 2008 and 2007 and changes during the three and nine months ended on those dates is presented below:

			Weighted Average
	Number of Options		Exercise Price
For the three months ended September 30	2008	2007	2008	2007

Balance at beginning of period	1,850,439	1,043,873	$3.36	$5.03
Granted	—	500,486	—	2.56
Forfeited	(279,835)	(215,360)	3.43	3.71

Balance at end of period	1,570,604	1,328,999	$3.35	$5.48

			Weighted Average
	Number of Options		Exercise Price
For the nine months ended September 30	2008	2007	2008	2007

Balance at beginning of period	1,405,638	766,352	$3.98	$5.75
Granted	654,972	808,649	1.88	2.91
Exercised	—	(4,540)	—	3.08
Forfeited	(490,006)	(241,462)	3.17	4.43

Balance at end of period	1,570,604	1,328,999	$3.35	$5.48

     The weighted average remaining contractual life of options outstanding at September 30, 2008 was 8.76 years.
     The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions are noted in the table below. The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders. The fair value and vesting period of certain options with variable vesting provisions were estimated on the date of grant using an alternative pricing model. The weighted average fair value of options granted in the three months ended September 30, 2008 was $Nil (2007 — $1.75) and for the nine months ended September 30, 2008 was $1.04 (2007 — $1.99). As of September 30, 2008, total compensation cost related to unvested stock options not yet recognized was $1,098. This amount is expected to be recognized over the next 36 months on a weighted-average basis.
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

8 SHARE CAPITAL (continued)

	Three and nine months ended
	September 30
Stock options	2008	2007

Expected volatility	93%	66%
Dividend yield	—	—
Expected life	7 years	7 years
Risk free rate	4.05%	4.63%

     There were not any RSUs granted during the three months ended September 30, 2008 (2007 — 1,000) and 6,000 RSUs were granted to certain directors and executives during the nine months ended September 30, 2008 (2007 — 40,700). RSUs vest evenly over a period of between two to three years. Unvested RSUs are subject to forfeiture upon termination.
     In addition, there were not any fully vested RSUs granted to new directors and executives during the three (2007 — 38,910) and nine months ended September 30, 2008 (2007 — 48,910).
     A summary of the Corporation’s unvested RSUs as at September 30, 2008 and changes during the three and nine months ended on those dates is presented below:

			Weighted Average Grant
	Number of RSUs		Date Fair Value
For the three months ended September 30	2008	2007	2008	2007

Balance at beginning of period	30,999	48,700	$2.39	$3.74
Granted	—	1,000	—	2.13
Forfeited	—	(15,000)	—	4.08

Balance at end of period	30,999	34,700	$2.39	$3.55

			Weighted Average Grant
	Number of RSUs		Date Fair Value
For the nine months ended September 30	2008	2007	2008	2007

Balance at beginning of period	39,200	9,000	$3.02	$3.85
Granted	6,000	40,700	1.19	3.68
Exercised	(9,068)	—	3.37	—
Forfeited	(5,133)	(15,000)	4.08	4.08

Balance at end of period	30,999	34,700	$2.39	$3.55

9 LOSS PER SHARE
     In calculating loss per share under the treasury stock method, the numerator remains unchanged from the basic loss per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income.
     The impact of all dilutive securities on loss per share is anti-dilutive for the three and nine months ended September 30, 2008 and September 30, 2007, including all outstanding options and RSUs.

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
a) Assets by geographic segment

	September 30, 2008	December 31, 2007

Canada	$35,284	$37,251
United States	12,698	14,048

	$47,982	$51,299

b) Capital assets and intangible assets by geographic segment

	September 30, 2008	December 31, 2007

Canada	$11,461	$12,800
United States	524	741

	$11,985	$13,541

     All of the Corporation’s revenues in the nine months ended September 30, 2008 and 2007 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     The following discussion should be read in conjunction with our unaudited, condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Form 10-Q and the audit financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007. These historical financial statements may not be indicative of our future performance. In this discussion, unless the context otherwise requires or indicates, the terms “the Company,” “our Company,” “NUCRYST,” “we,” “us” and “our” refer to NUCRYST Pharmaceuticals Corp. and its consolidated subsidiaries and their predecessors.
     In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and/or forward-looking information under applicable Canadian provincial securities laws (collectively “forward-looking statements”) which are subject to the “safe harbor” created by those sections and include but are not limited to, statements that relate to projections of earnings, cash flows, capital expenditures or other financial items, discussions of future revenue and product enhancements and cash savings. These statements also relate to our business strategy, goals and expectations concerning future operations, margins, liquidity, new product development and capital resources, as well as more generally to the pharmaceutical and medical device industry and business, demographic and other general matters. Forward-looking statements reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the pharmaceutical and medical device industry and business, demographic and other matters in general. The words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “anticipate,” “may,” “will,” “would,” “could,” “continue,” “further,” “seek,” and similar words or statements of a future or forward-looking nature are intended to identify forward-looking statements for purposes of the federal securities laws or otherwise, although not all forward-looking statements contain these identifying words.
     All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be numerous important factors that could cause our actual results and other circumstances and events to differ materially from those indicated in these statements including, but not limited to: the performance of stock markets generally; our ability to satisfy regulatory and stock exchange standards and requirements to maintain our exchange listing; our future operation results are uncertain and likely to fluctuate; our ability to maintain our collaboration with Smith & Nephew plc (“Smith & Nephew”); our reliance on sales of Acticoat™ products with our SILCRYST™ coatings by Smith & Nephew as our sole source of revenue; a decline in the level of end-user demand for Acticoat™ products with our SILCRYST™ coatings marketed by Smith & Nephew; future financial performance and operating performance of Smith & Nephew; we may not be able to retain existing and obtain new regulatory approvals for any future products; our ability to successfully achieve sustainable manufacturing cost reductions; continued development and market acceptance of new products; the impact of delays and challenges with new product introductions; the impact of new product introductions on the sales of existing products; the impact of competitive products and pricing; we may not be able to establish successful commercialization programs, through new corporate collaborations or otherwise; changes in currency exchange rates; our ability to protect our intellectual property rights and to not infringe on the intellectual property rights of others.
     All forward-looking statements you read in this quarterly report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity and the markets for our current and proposed products. The foregoing list should not be construed as exhaustive, and you should specifically consider the other cautionary statements that are identified in the section “Risk Factors” included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2007. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. Other than as required by applicable law, we undertake no obligation publicly to update or review any forward-looking statement, whether as a result of new information, events, circumstances or developments of which we may become aware of after the date of this report or otherwise. All future written and oral forward-looking statements attributable to us or persons action on our behalf are expressly qualified in their entirety by the foregoing.
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
     We are a majority owned subsidiary of The Westaim Corporation (“Westaim”), a Canadian company incorporated in Alberta and the shares of which are listed on the Toronto Stock Exchange. Westaim owns approximately 75% of our outstanding common stock as of the date of filing of this quarterly report. On May 28, 2008, Westaim announced that as a part of an overall strategic review, it was reviewing alternatives for its investment in NUCRYST, including the sale of its NUCRYST shares to a third party, the distribution of its NUCRYST shares to shareholders of Westaim or the investment of Westaim’s remaining liquid assets in NUCRYST. On October 3, 2008 Westaim announced that it had entered into a reorganization agreement under which it will acquire several closely held businesses that provide products and services in the western Canadian construction industry. The reorganization is subject to regulatory approval and approval of the shareholders of Westaim, which will be sought at a special meeting of shareholders expected to be held by the end of November 2008. Westaim stated that NUCRYST will continue as a 74.5% owned subsidiary of Westaim after the closing of the reorganization. Westaim also covenanted in the reorganization agreement that, pending the closing of the reorganization, it will vote the common shares of NUCRYST that it beneficially owns against any proposed resolution of NUCRYST shareholders related to any business combination, issuance of NUCRYST securities, or amendments to our charter documents. On November 4, 2008, Westaim announced the termination of its reorganization agreement, the cancellation of its November shareholders’ meeting and the continuation of its review of strategic alternatives in light of this development.
     On August 15, 2008, we announced that the Company received a notice from The Nasdaq Stock Market regarding its non-compliance with the requirement that the minimum market value of publicly held shares be $5 million. The Company was advised that it had 90 calendar days, or until November 12, 2008, to regain compliance with the requirement. On October 3, 2008, we announced that the Company received a second notice from Nasdaq regarding its non-compliance with the $1.00 per share minimum closing bid requirement for continued listing on The Nasdaq Global Market. The Company was advised that it had until March 31, 2009 to regain compliance with the closing bid price requirement. Please see the “Risk Factors” section under Item 1A of Part II included in this quarterly report for a detailed discussion of the status of these deficiency notices. The Company has not received a notice regarding a failure to comply with the listing requirements of the Toronto Stock Exchange.
     We continue to focus on strengthening our core business while exploring initiatives to re-build our new product pipeline through internal research and development activities and external acquisition opportunities. However, any external opportunities that would require shareholder approval could not be considered for approval by Westaim until after the completion of its proposed reorganization.
     We have continued to consolidate our research and development and administrative operations into our Fort Saskatchewan facility. We have announced that we will relocate our corporate headquarters to Princeton, New Jersey, and anticipate closing our Wakefield, Massachusetts location by the end of 2008.
Smith & Nephew Agreements
     We develop and sell advanced wound care products with our SILCRYST™ coating under a series of license and supply agreements with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under these agreements, we licensed to Smith & Nephew the exclusive right to market, distribute and sell certain products with our SILCRYST™ coatings for use on non-minor skin wounds and burns on humans world-wide, and agreed to manufacture these products and supply them exclusively to

Smith & Nephew. Advanced wound care products with our SILCRYST™ coatings have received clearance from the U.S. Food and Drug Administration (“FDA”) and approval of other regulators and are now sold by Smith & Nephew in over 30 countries around the world, under its Acticoat™ trademark.
     On September 30, 2007, we entered into amended license and supply agreements with Smith & Nephew to better enable the parties to work jointly and individually to support both the continued growth of products and our respective businesses in the context of increasing competitive pressures. Pursuant to the amended agreements, a non-compete clause in the original agreements was deleted to allow Smith & Nephew to broaden its wound care dressings product line to include other forms of silver. In exchange, Smith & Nephew’s exclusive license was limited in the new agreements to existing Acticoat™ products and such new wound care or burn products that the parties agree to develop together using our nanocrystalline silver technology. As well, under the new agreements, we may develop our own wound care and burn products using our nanocrystalline silver technology provided that we first offer such products to Smith & Nephew. If Smith & Nephew declines to adopt and market the new products, we are then free to pursue the commercialization of the products in any manner we choose.
     We continue to work with Smith & Nephew to develop new Acticoat™ wound care products with our SILCRYST™ coating. Smith & Nephew’s launch of Acticoat™ Post-Op and Acticoat™ Site products in 2007 increased the number of wound care products with our SILCRYST™ coating currently sold by Smith & Nephew to a total of six. In addition, we are currently working with Smith & Nephew on a new Acticoat™ product line extension that we expect Smith & Nephew to begin launching in select markets during the fourth quarter of 2008.
     Revenues
     We currently do not have any products being sold in the marketplace other than Acticoat™ wound care products being sold by Smith & Nephew. Consequently, our results of operations in general and our revenues in particular depend primarily on the level of Acticoat™ product sales generated by Smith & Nephew. Revenues under our agreements with Smith & Nephew consist of royalties, product revenue, payments upon the achievement of specified milestones and possible reimbursement for a portion of the costs we incur in connection with the development of and improvement to SILCRYST™ coated products covered by the agreements. On November 6, 2008, Smith & Nephew reported its 2008 third quarter results for wound care products. Smith & Nephew modified its reporting for advance wound care revenues, and it is no longer separately disclosing Acticoat™ revenues. Acticoat™ product revenue growth experienced by Smith & Nephew has slowed over the last few years, and we believe that market conditions in the advanced wound care market, including the silver dressing segment, have become more competitive due in part to increased competition and end-customer cost containment efforts. In particular, Smith & Nephew has previously communicated to us that its sales of Acticoat™ products are being affected by lower priced competition. We are uncertain as to the extent, if any, this increased competition or Smith & Nephew’s ability to introduce other silver-based serious wound care products will have on Acticoat™ product sales growth and our revenues in the near future, as it will depend on future events, including Smith & Nephew’s response to market conditions. Smith & Nephew has introduced three new wound care products with other forms of silver. We believe that some of these new silver based wound care products will serve to simply complement the existing Acticoat™ products marketed by Smith & Nephew without impacting sales of Acticoat™ products while others may be viewed as alternatives to certain Acticoat™ products, thereby potentially adversely affecting our future operating revenues. We believe the slowing sales growth trend experienced by Smith & Nephew will carry into the remainder of 2008 and may have an adverse impact on our results of operations.
     The price we charge for the Acticoat™ products we manufacture and supply to Smith & Nephew consists of a fixed overhead charge plus all direct costs incurred in manufacturing Acticoat™ products, including direct material, direct labor, labeling, testing and packaging. The overhead component of the unit pricing mechanism has been fixed at an amount equal to all indirect costs we incurred in 2007 related to the manufacture of Acticoat™ products, including administration, labor, rent, insurance, utilities, repairs and quality control. This fixed amount is payable by Smith & Nephew in each of 2007, 2008 and 2009 regardless of the actual volume of Acticoat™ products ordered by Smith & Nephew and regardless of any actual overhead cost savings we achieve in those years. In view of the level of confirmed orders received for the full year 2008 from Smith & Nephew, we expect to recover a portion of the fixed overhead costs in addition to the amounts previously invoiced on product shipments.

     We have agreed to pay Smith & Nephew an annual manufacturing cost rebate in the amount of $4.5 million in each of 2007, 2008 and 2009 in anticipation of annual reductions we intend to achieve in our cost of goods manufactured for Smith & Nephew. We recognize the manufacturing cost rebate as a reduction to total revenue evenly over the course of the year. We achieved actual reductions in our overhead costs in 2007 and expect to maintain these reductions and achieve further reductions through 2009. In 2010, the revised agreements contemplate that we will determine a new cost recovery structure that takes into account actual cost savings we achieve in the previous three years.
     We earn milestone payments from Smith & Nephew upon the achievement of specified sales levels of Acticoat™ products and upon the achievement of regulatory events specified in our agreements with Smith & Nephew. The achievement of both of these events is outside of our control and, therefore, it is uncertain as to whether or when we will earn future milestone payments. We earned a milestone payment of $5.0 million during the quarter ended September 30, 2007. We earned an additional $5.0 million milestone in the fourth quarter of 2007. The achievement criteria for the remaining milestone payments remain unchanged under the new agreements. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $29.0 million of milestone payments we have already received, is $56.5 million. The timing and receipt of a milestone payment affects the comparability of period-to-period results and may have a material effect on financial results.
New Product Development
     We are continuing our efforts to extend our nanocrystalline silver technology to develop pharmaceutical products and other medical devices to combat infection and inflammation. We bear all costs relating to our research and development activities for our prospective products. Under our agreements with Smith & Nephew, we may be entitled to reimbursement for any development costs we incur on new products for Smith & Nephew in excess of a certain percentage of Smith & Nephew end market sales. We do not expect to receive any reimbursement for research and development costs in 2008.
     Our Pre-Clinical Programs
     We are researching potential pharmaceutical products using NPI 32101 to extend our nanocrystalline silver technology to the treatment of infectious and inflammatory conditions. On April 30, 2008, we announced that we were discontinuing the development of the formulation of NPI 32101 silver to treat inflammatory bowel disease. We may continue preclinical research for the use of NPI 32101 for the treatment of Clostridium difficile but we have reduced our development expenditures under this program. We are currently seeking external funding support for this program from potential partners in return for commercial rights to the program.
     Topical Formulations with NPI 32101
     We have developed a topical cream formulation containing our NPI 32101 which has been shown in clinical studies to be stable and cosmetically-acceptable. In vitro testing has also shown the cream formulation to have broad spectrum antimicrobial activity. We announced on July 19, 2007 that the FDA granted 510(k) clearance for a prescription topical device containing our NPI 32101, as a broad-spectrum antimicrobial barrier cream to organisms including Pseudomonas aeruginosa, Staphyloccocus aureus, including strains resistant to methicillin, or MRSA. Gaining FDA clearance is a first step toward marketing our proprietary technology in this new formulation. We are actively exploring commercialization options through partnering opportunities. The potential market for this new product will be largely determined by the distribution channel alternatives determined by a marketing partner.
     In the third quarter of 2007, we filed another 510(k) submission to the FDA to expand the claims and indications for our antimicrobial barrier cream. We have applied for a claim that NPI 32101 cream relieves the signs and symptoms of dermatoses. In May 2008, we received a request from the FDA for additional information regarding this submission. We have requested an extension of time regarding our response to the FDA’s questions as we review commercial alternatives for the barrier cream.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
Amount in Thousands	2008	2007	2008	2007
Wound Care Revenue	$6,378	$5,900	$18,525	$17,232
Milestone Revenue	—	5,000	—	5,000
Manufacturing Cost Rebate	(1,125)	(3,375)	(3,375)	(3,375)

Total Revenue	5,253	7,525	15,150	18,857

Manufacturing Costs	2,799	3,841	9,625	10,975

Gross Margin	$2,454	$3,684	$5,525	$7,882

Gross Margin Percent	47%	49%	36%	42%
Three Months Ended September 30, 2008 and September 30, 2007
     Revenue and Gross Margin
     Total revenue for the three months ended September 30, 2008 was $5.3 million compared to $7.5 million for the three months ended September 30, 2007. The third quarter of 2007 includes the recognition of a $5.0 million milestone payment and the negative impact of $3.4 million of the manufacturing cost rebate, both of which were recognized as a result of the amended Smith & Nephew agreements entered into in the quarter. Total revenue for third quarter of 2008 was impacted by the $1.1 million quarterly accrual of the continuing manufacturing cost rebate. Wound care product revenue, which consists of product and royalty revenues, was $6.4 million for the three months ended September 30, 2008 compared to $5.9 million for the three months ended September 30, 2007. The $0.5 million increase is attributable to higher fixed overhead cost recovery on product shipped to Smith & Nephew and slightly higher royalty revenue. Under our agreements with Smith & Nephew, our product revenue pricing is based on a minimum level of fixed overhead cost recovery. The royalty revenue increased slightly based on higher sales reported by Smith & Nephew.
     The gross margin for the three months ended September 30, 2008 was $2.5 million or 47% compared to $3.7 million or 49% for the three months ended September 30, 2007. The gross margin for the third quarter of 2007 includes a net positive impact of $1.6 million associated with the milestone payment and initial manufacturing cost rebate accrual, while the third quarter of 2008 only includes the quarterly accrual of the continuing manufacturing cost rebate. Excluding these items, the gross margin would have improved as we continue to reduce manufacturing costs while a portion of our product revenues are based on a fixed overhead recovery basis. While we expect to continue to reduce our manufacturing costs, our ability to maintain these gross margin levels will depend in part on the volume and product mix of orders from Smith & Nephew. The manufacturing cost rebate will continue to negatively affect our gross margin in 2008 and 2009, and to the extent we are able to realize higher production volumes and additional manufacturing cost reductions, we expect to be able to offset the manufacturing cost rebate. We recognize product revenue when we ship products to Smith & Nephew and recognize royalty income when Smith & Nephew sells our products to its end-user customers. Consequently, our gross margin percentage will vary from period to period due to differences in timing of when we ship our products to Smith & Nephew and when Smith & Nephew sells our products to its customers.
     Other Operating Costs
     Research and development costs for the three months ended September 30, 2008 were $1.1 million compared to $1.2 million for the three months ended September 30, 2007. We continue to transition certain research and development activities from our Wakefield, Massachusetts facility to our Fort Saskatchewan, Alberta facility in Canada. In addition, we have reduced spending on a number of research and development programs until we are able to identify commercial alternatives for the programs.
     General and administrative costs for the three months ended September 30, 2008 were $2.0 million compared to $2.6 million for the three months ended September 30, 2007. We reduced general and administrative costs in both our U.S. and Canadian offices through staff reductions in the U.S., lower corporate and intellectual property administration costs, and lower facility related costs in Canada. We expect to incur additional general and administrative costs in the fourth quarter of 2008 associated with the relocation of our corporate headquarters from Wakefield, Massachusetts to Princeton, New Jersey. We expect to incur facility closure costs, including a lease termination payment and employee severance costs, totaling approximately $0.5 million. We continue to review alternatives to further reduce our overall general and administrative costs.
     Non-Operating Items
     We recorded $0.1 million of interest income for the three months ended September 30, 2008 compared to $0.2 million for the three months ended September 30, 2007. This reduction is due to lower interest rates earned on short term investments and available cash balances.
     We recorded a net gain of $0.5 million from foreign currency changes for the three months ended September 30, 2008 compared to a $1.2 million net loss for the three months ended September 30, 2007. The changes in the U.S. dollar and Canadian dollar exchange rates will result in unrealized currency gains and losses on U.S. dollar working capital amounts held by our Canadian operations. All of our revenues from Smith & Nephew are received in U.S. dollars. Since September 30, 2008, the U.S. dollar has continued to appreciate against the Canadian dollar, and if it maintains this appreciation for the remainder of 2008, we expect to record additional foreign currency gains in the fourth quarter of 2008.
Nine Months Ended September 30, 2008 and September 30, 2007
     Revenue and Gross Margin
     Total revenue for the nine months ended September 30, 2008 was $15.2 million compared to $18.9 million for the nine months ended September 30, 2007. The nine months of 2007 include the recognition of a $5.0 million milestone payment and the negative impact of the $3.4 million cost rebate both of which were recognized as a result of the revised Smith & Nephew agreements. Total revenue for the nine months of 2008 includes $3.4 million as an accrual of the 2008 manufacturing cost rebate. Wound care product revenue which consists of product and royalty revenues was $18.6 million for the nine months ended September 30, 2008 compared to $17.2 million for the nine months ended September 30, 2007. The increase of $1.4 million is attributable to higher fixed overhead cost recovery on product shipments together with an improved product mix and a slight increase in royalty revenue.
     The gross margin for the nine months ended September 30, 2008 was $5.5 million or 36% compared to $7.9 million or 42% for the nine months ended September 30, 2007. The gross margin for the nine months of 2007 includes the net positive impact of $5.0 milestone revenue. Excluding the milestone revenue, the gross margin would have improved due to the reduction in manufacturing costs while a portion of our product revenues are based on a fixed overhead recovery basis.
     Other Operating Costs
     Research and development costs for the nine months ended September 30, 2008 were $4.0 million compared to $4.8 million for the nine months ended September 30, 2007. The overall reduction in research and development spending reflects the decrease in development personnel and a reduction in the level of spending on continuing research and development programs.
     General and administrative costs were consistent at $6.7 million in the nine months ended September 30, 2008 and 2007. We also recorded a $1.2 million write down of capital assets in the nine months ended September 30, 2007.
     Non-Operating Items
     We recorded $0.3 million of interest income for the nine months ended September 30, 2008 compared to $0.6 million for the nine months ended September 30, 2007. This reduction is due to lower interest rates earned on short term investments and available cash balances.
     We recorded a net gain of $0.9 million from foreign currency changes for the nine months ended September 30, 2008 compared to a net loss of $3.0 million for the nine months ended September 30, 2007. The changes in the U.S. dollar and Canadian dollar exchange rates will result in unrealized currency gains and losses on U.S. dollar working capital amounts held by our Canadian operations. All of our revenues from Smith & Nephew are received in U.S. dollars.
Liquidity and Capital Resources
     At September 30, 2008, we had cash and cash equivalents of $26.1 million, compared to $17.8 million at December 31, 2007. Cash and cash equivalents not immediately required for operating and investing activities are invested in treasury bills and other short-term, liquid investments. Cash from operating activities amounted to $10.4 million for the nine months ended September 30, 2008 compared to a use of cash of $0.2 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, working capital provided $12.4 million in operating cash flow. We had $9.0 million in positive cash flow from a reduction in accounts receivable, $5.0 million of it related to a milestone receivable earned in December 2007. We also accrued $3.4 million in the nine months ended September 30, 2008 towards the $4.5 million manufacturing cost rebate.
     Cash used in investing activities amounted to $1.1 million for the nine months ended September 30, 2008 and $1.6 million for the nine months ended September 30, 2007. Capital expenditures associated with the completion of the production expansion at our manufacturing facility in Fort Saskatchewan, Alberta represented the majority of the investing activities in both periods. As the production expansion is complete, we expect to continue to reduce our capital expenditures compared to the prior year.
     On August 12, 2008, we announced that our Board of Directors authorized a program for the Company to repurchase up to 900,000 shares of its outstanding common stock for an amount not to exceed $1.3 million using the facilities of Nasdaq. Under the stock repurchase program, the Company may selectively repurchase its stock from time to time on the open market, in privately negotiated transactions or otherwise, at times and in amounts as the Company deems appropriate. The repurchase program is authorized through June 30, 2009, and may be modified or discontinued at any time. The repurchased shares, if any, will be held in the Company’s treasury. The Company made no repurchases of shares under the program through September 30, 2008 but we cumulatively repurchased a total of 50,400 shares for a total cost of less than $0.1 million in October 2008.
     We currently have no debt outstanding, lines of credit or other financing arrangements in place with banks or other financial institutions. We expect that our available cash resources will be sufficient to support our current and expected operations for the next 18 months. We continue to review our operating expenditure levels in order to minimize operating losses, but we expect to continue to incur operating losses until we are able to increase our revenues to cover operating costs. If we are unable to achieve and maintain an operating profit, we may be required to obtain additional financing if our cash resources become insufficient to satisfy our liquidity requirements or if we decide to pursue new product development initiatives, acquisitions or other activities that require financial resources greater than we currently have available to us. If we are unable to obtain additional financing as and when required, we may be forced to reduce the scope of, or delay or eliminate, some or all of our planned research, development and commercialization activities and we may also be required to reduce the scale of our operations, any of which could have a material adverse effect on our business.
Tax Matters
     We file federal and provincial income tax returns in Canada and our U.S. subsidiary files federal and state income tax returns in the U.S. We are no longer subject to income tax examinations by Canadian and U.S. tax authorities for years before 2001. The Canada Revenue Agency (“CRA”) commenced an examination of our Canadian income tax returns for 2001 and 2002 in the second quarter of 2005. In December 2007, the CRA proposed certain transfer pricing adjustments with respect to income allocations between the Canadian company and its U.S. subsidiary for the 2001 and 2002 taxation years. These proposed adjustments, if processed, will not result in any cash tax liability. Although the CRA has not commenced any transfer pricing review for taxation years beyond 2002, the proposed adjustments, based on the CRA’s primary position, are expected to be extended to later taxation years. In the third quarter of 2008, the Company received a report from the CRA which provided additional information with respect to the proposed adjustments. We are currently evaluating the CRA’s proposal in conjunction with the report and will be working with the CRA in clarifying the Company’s position and resolving the audit matters under review. Any reassessments to be issued by the CRA, on an aggregate basis, could result in a material effect on our consolidated financial statements, although at this time, the potential impact cannot be reasonably estimated. We have provided notification to the U.S. Internal Revenue Service of its intention to seek competent authority assistance with respect to the 2001 and 2002 taxation years.
     Notwithstanding management’s belief in the merit of our tax filing positions and its intention to rigorously defend its transfer pricing policies, it is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. These changes cannot be estimated at this time and may result from the settlement of ongoing examinations or other regulatory developments. We do not expect any increase or decrease in the unrecognized tax benefits to have a significant impact on the Company’s effective tax rate due to the existence of the valuation allowance.

However, future changes in management’s assessment of the sustainability of tax filing positions may impact the Company’s income tax liability.
Contractual Commitments and Obligations at September 30, 2008
     The table below reports commitments and obligations that have been recorded on our condensed consolidated balance sheet as at September 30, 2008. Certain other obligations and commitments, while not required under generally accepted accounting principles in the United States (“GAAP”) to be included in the condensed consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Cash Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
	(in millions)
Consolidated Obligations and Commitments

Facilities operating leases	$1.2	$1.8	$1.8	$2.3	$7.1
Contractual Obligations (1)	4.8	4.5	—	—	9.3
Purchase Obligations:
Capital	0.1	—	—	—	0.1
Operations	1.0	—	—	—	1.0
Total obligations and commitments	$7.1	$6.3	$1.8	$2.3	$17.5

(1)	This commitment relates primarily to our obligation under our supply agreement to pay Smith & Nephew a manufacturing cost rebate in the amount of $4.5 million in 2008 and 2009.
Other off-balance sheet arrangements
     We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008, we were not involved in any unconsolidated transactions.
     In the normal course of operations, we may provide indemnifications that are contractual terms to counterparties in transactions such as purchase and sale agreements, service agreements, director / officer contracts and leasing transactions. These indemnification agreements may require us to compensate the counterparties for costs incurred as a result of various events, such as litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of the indemnification agreements will vary based upon the agreement, the nature of which prevents us from making a reasonable estimate of the maximum potential amount that we could be required to pay counterparties. Historically, we have not made any payments under such indemnification provisions and no amounts have been accrued in the consolidated financial statements with respect to these indemnification guarantees. In addition, we have entered into indemnification agreements with our officers and directors.
Critical Accounting Policies
     Certain of our accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which include revenue recognition, inventory valuation, useful life of capital and intangible assets, and share-based compensation are described in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to our critical accounting policies as of September 30, 2008.

Recently Adopted and Pending Accounting Pronouncements
SFAS 157
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective date of FASB Statement No. 157”, that provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position or results of operations.
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
SFAS 161
     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008. While the Company is currently assessing the impact of the adoption of SFAS 161, it does not expect the adoption to have a material impact on its results of operations or consolidated financial position.
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
EITF 07-3
     In June 2007, the EITF issued EITF Issue No. 07-3, “Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial position or results of operations, for the first nine months of 2008.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to various market risks, including variability in currency exchange rates. The Smith & Nephew sales revenues on which our royalty and milestone revenues are determined are reported to us in U.S. dollars. Sales by Smith & Nephew in other currencies will result in fluctuations in their revenue as reported in U.S. dollars. The Smith & Nephew contracts ensure recovery of certain manufacturing costs, which reduces our susceptibility to production cost variances resulting from foreign exchange fluctuations. Our accounts receivable from Smith & Nephew are denominated in U.S. dollars. The functional currency that we use for accounting purposes is the Canadian dollar and as a result, accounts receivable, cash balances we maintain in U.S. dollars, and other liabilities recorded in Canadian dollars are exposed to changes in the exchange rate between the Canadian and U.S. dollars until these amounts are satisfied and converted into Canadian dollars. Historically, we have not maintained derivative instruments to mitigate our exposure to fluctuations in currency exchange rates but we are currently evaluating alternative hedging programs.
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
     In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation our management concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably expected to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In the normal course of business, we are from time to time subject to litigation and claims from third parties. We are not currently a party to any material legal proceedings.
ITEM 1A. RISK FACTORS
     The following outlines additional material risks and changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 that occurred during the nine months ended September 30, 2008. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2007 which could materially affect our business, financial condition or future results.
If our stock price remains below $1.00 per share, our common stock may be de-listed from the NASDAQ Global Market.
     On August 15, 2008, we announced that we received a notice from The Nasdaq Stock Market (“Nasdaq”) advising that, for the last 30 consecutive trading days, the Company’s common shares had not maintained the minimum market value of publicly held shares (“MVPHS”) of $5 million required for continued listing on The Nasdaq Global Market under Marketplace Rule 4450(a)(2) (the “Rule”). The Company was advised that it had 90 calendar days, or until November 12, 2008, to regain compliance with the Rule, which requires the Company to maintain the MVPHS at $5 million for a minimum of 10 consecutive trading days.
     On October 3, 2008, we announced that we received a second notice from The Nasdaq Stock Market advising that for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the $1.00 minimum per share requirement for continued inclusion on The Nasdaq Global Market. Our stock price has not closed above $1.00 since the date of the receipt of the letter from Nasdaq. The Company was advised that it had until March 31, 2009 to regain compliance, which requires a closing bid price of the Company’s common stock at or above $1.00 per share for a minimum of 10 consecutive business days.
     However, on October 23, 2008, the Company received two further notices from Nasdaq advising that it has determined to suspend enforcement of its MVPHS and minimum closing bid requirements for all issuers through January 16, 2009. Following reinstatement, the Company will have until February 17, 2009 to regain compliance with the MVPHS requirement and until July 6, 2009 to regain compliance with the bid price requirement.
     If at any time during the suspension period or before February 17, 2009 the Company regains compliance with the MVPHS requirement, Nasdaq will provide written notification that the Company complies with that Rule. If the Company cannot demonstrate compliance with that MVPHS requirement by February 17, 2009, or the bid price requirement by July 6, 2009, Nasdaq staff will notify the Company that its securities will be delisted from The Nasdaq Global Market. If the Company receives a delisting notice, the Nasdaq Marketplace Rules would permit the Company to appeal the Nasdaq staff’s determination to delist its securities to a Nasdaq Listing Qualifications Panel, and the Company’s securities would remain listed pending the Panel’s decision. In addition, the Company may apply to Nasdaq to transfer its common stock to The Nasdaq Capital Market if it satisfies the requirements for initial inclusion set forth in Marketplace Rule 4310(c), except the minimum bid price requirement. If the Company submits a transfer application, the initiation of any delisting proceedings will be stayed pending the Nasdaq staff’s review of the application. If its application for transfer is approved, of which there can be no assurance, the Company would be afforded the remainder of that market’s second 180 calendar day compliance period to regain compliance with the minimum bid price requirement in order to remain on The Nasdaq Capital Market. If the application for transfer is accepted, we anticipate the change in listings may result in a reduction in some or all of the following, each of which could have a material adverse effect on our investors:
•	the liquidity of our common stock;

•	the market price of our common stock;

•	the number of institutional investors and investors in general that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock;

•	the number of broker-dealers willing to execute trades in shares of our common stock; and

•	our ability to obtain financing for the continuation of our operations
     The Company is evaluating its alternatives to resolve these listing deficiencies. If we are not able to maintain compliance with the listing requirements of the Nasdaq Stock Market, our common stock may be subject to removal from listing on Nasdaq. Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the Over-The-Counter Bulletin Board or the “pink sheets” and could also be subject to additional restrictions. As a consequence of a delisting, our shareholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock. In addition, a delisting would make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state investment laws or as consideration in future capital raising.
Westaim controls and may continue to control us and may have conflicts of interest with us or you in the future.
     As of September 30, 2008, Westaim owned approximately 75% of our outstanding common stock. In addition, certain of our directors also serve as directors of Westaim. On May 28, 2008, Westaim announced that as a part of an overall strategic review, it was reviewing alternatives for its investment in NUCRYST, including the sale of its NUCRYST shares to a third party, the distribution of its NUCRYST shares to shareholders of Westaim or the investment of Westaim’s remaining liquid assets in NUCRYST. On October 3, 2008, Westaim announced that it had entered into a reorganization agreement under which it will acquire several closely held businesses that provide products and services in the western Canadian construction industry. The reorganization is subject to regulatory approval and approval of the shareholders of Westaim, which will be sought at a special meeting of shareholders expected to be held by the end of November. Westaim stated that NUCRYST will continue as a 74.5% owned subsidiary of Westaim after the closing of the reorganization. Westaim also covenanted in the reorganization agreement that, pending the closing of the reorganization, it will vote the common shares of NUCRYST that it beneficially owns against any proposed resolution of NUCRYST shareholders related to any business combination, issuance of NUCRYST securities, or amendments to our charter documents. On November 4, 2008, Westaim announced the termination of its reorganization agreement, the cancellation of its November shareholders’ meeting and the continuation of its review of strategic alternatives in light of this development.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the quarter period ended September 30, 2008 there were no unregistered sales of equity securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     On August 12, 2008, we announced that our Board of Directors authorized a program for the Company to repurchase up to 900,000 shares of its outstanding common stock for an amount not to exceed $1.3 million using the facilities of Nasdaq. Under the stock repurchase program, the Company may selectively repurchase its stock from time to time on the open market, in privately negotiated transactions or otherwise, at times and in amounts as the Company deems appropriate. The Company has no obligation to repurchase shares under the authorization, and nothing in the program constitutes a guarantee or promise or commitment of any kind that the Company will, in fact, purchase any shares under its share repurchase program. The timing, actual number and value of shares which are repurchased will be at the discretion of management and will depend on various factors, which may include the price of the Company’s common stock, general market conditions, corporate and regulatory requirements. The repurchase program is authorized through June 30, 2009, and may be modified or discontinued at any time. Any repurchased shares will be held in the Company’s treasury for the length of time permitted by applicable laws and then cancelled as required by such laws. The Company made no repurchases of shares under the program during the quarter ended September 30, 2008.
ITEM 6. EXHIBITS
     (a)      The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit	Description

10.60	Letter Agreement amending Schedule B to the Second Amended and Restated License and Development Agreement between NUCRYST Pharmaceuticals Corp. and Smith & Nephew Inc. and T.J. Smith & Nephew Limited dated September 30, 2007. Filed herewith

10.61	Amended Lease Agreement between NUCRYST Pharmaceuticals Inc. and Cummings Properties LLC dated effective September 1, 2008. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Portions of this agreement have been redacted and the Company has requested the Securities and Exchange Commission grant confidential treatment of such portions.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in the town of Princeton, New Jersey on November 6, 2008.

NUCRYST Pharmaceuticals Corp.
By:	/s/ Thomas E. Gardner
Thomas E. Gardner
President, Chief Executive Officer and Chairman

By:	/s/ David B. Holtz
Vice President, Chief Financial Officer
(Principal accounting officer)

Exhibit Index

Number	Description

10.60	Letter Agreement amending Schedule B to the Second Amended and Restated License and Development Agreement between NUCRYST Pharmaceuticals Corp. and Smith & Nephew Inc. and T.J. Smith & Nephew Limited dated September 30, 2007. Filed herewith

10.61	Amended Lease Agreement between NUCRYST Pharmaceuticals Inc. and Cummings Properties LLC dated effective September 1, 2008. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Portions of this agreement have been redacted and the Company has requested the Securities and Exchange Commission grant confidential treatment of such portions.