Form 10-K
period 2008-12-31
NUCRYST Pharmaceuticals Corp.
filed 2009-02-19
CIK 1344674

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51686
NUCRYST Pharmaceuticals Corp.
(Exact name of registrant as specified in its charter)

Alberta, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 College Road East, Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

(609) 228-8210
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common shares, no par value	The NASDAQ Stock Market LLC The Toronto Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $4,874,325 based on the closing price of the registrant’s common shares of U.S. $1.06, as reported on the NASDAQ Global Market on that date. Shares of the registrant’s common shares held by each officer and director and each person who owns 10% or more of the outstanding common shares of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2009

Common Shares, no par value	18,320,531 shares

Documents incorporated by reference: None.

In this Form 10-K, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-K, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the December 31, 2008 noon buying rate reported by the Bank of Canada, being U.S. $1.00 = C$1.2246. For more detailed information on foreign exchange rates for 2006, 2007 and 2008, please refer to the table on page 50.

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

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results and other circumstances and events to differ materially from those indicated in these statements. We believe that these factors include but are not limited to those described under “Risk Factors” above and the following:

•	the effect of our recently announced distribution of capital to our shareholders on our ability to operate the business;

•	future shareholder actions with respect to our capitalization and strategic direction;

•	the performance of the stock markets generally;

•	our ability to satisfy regulatory and stock exchange standards and requirements to maintain our exchange listings;

•	the uncertainty of our future operating results, which are likely to fluctuate;

•	our reliance on and ability to maintain our collaboration with Smith & Nephew, plc (“Smith & Nephew”);

•	our reliance on sales of Acticoattm products with our SILCRYSTtm coatings by Smith & Nephew;

•	the future financial and operating performance of Smith & Nephew;

•	our ability to achieve cost savings and operating efficiencies sufficient to substantially or to completely offset the manufacturing cost rebate we have agreed to pay Smith & Nephew;

•	our ability to achieve cost reductions from office, facility and program consolidations;

•	our ability to successfully implement our business model, strategic plans for our business, product candidates and technology;

•	our ability to establish successful commercialization programs, through corporate collaborations or otherwise, for our NPI 32101 barrier cream and other development programs;

•	our ability to protect our intellectual property rights covering our product candidates and technology;

•	our ability to operate our business without infringing the intellectual property rights of others;

•	the impact of competition from other medical device and pharmaceutical companies;

•	our ability to retain skilled and experienced personnel;

•	our ability to comply with applicable governmental regulations and standards;

•	the availability, timing or likelihood of regulatory filings and approvals for our new products and our ability to maintain regulatory compliance with respect to our existing products;

•	changes in currency exchange rates;

•	changes in regulation or tax laws applicable to us;

•	changes in accounting policies or practices;

•	changes in general economic and capital market conditions;

•	other risks and uncertainties that have not been identified at this time; and

•	management’s response to these factors.

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

PART I

ITEM 1. BUSINESS

Overview and Current Years’ Developments

We develop, manufacture and commercialize innovative medical products that fight infection and inflammation. Our patented technology enables us to convert silver’s microcrystalline structure into an atomically disordered nanocrystalline coating that we believe enhances silver’s natural antimicrobial properties by providing for the sustained release of an increased quantity of positively-charged particles called ions. We believe currently marketed wound care products with our nanocrystalline silver combat infection longer than other silver-based wound care products that we view as major competitors and offer a broader spectrum of antimicrobial activity than many topically applied antibiotics. In addition, our nanocrystalline silver structures have exhibited potent anti-inflammatory properties in preclinical studies. We produce our nanocrystalline silver as a coating for wound dressing products under the trademark SILCRYSTtm and as a powder, which we refer to as NPI 32101, for use in medical devices and as an active pharmaceutical ingredient (“API”). Our common shares are traded on the Toronto Stock Exchange (“TSX”) under the symbol NCS and on the NASDAQ Global Market under the symbol NCST.

Following our inception in 1997, we developed and sold advanced wound care products with our SILCRYSTtm coatings under the Acticoattm trademark until May 2001 when we entered a series of agreements with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under these agreements, we license to Smith & Nephew the exclusive right to market, distribute and sell products with our SILCRYSTtm technology for use on non-minor skin wounds and burns on humans world-wide, and we agreed to manufacture these products and supply them exclusively to Smith & Nephew. We also sold various assets to Smith & Nephew in connection with the license and supply agreements, including the Acticoattm trade name and trademark, various regulatory approvals and certain manufacturing equipment, which we lease back. We have worked with Smith & Nephew to develop new Acticoattm wound care products with our SILCRYSTtm coatings. Smith & Nephew’s anticipated launch of the Acticoattm Flex product in the first half of 2009 is the latest result of these efforts, and it represents the seventh wound care product with our SILCRYSTtm coating currently sold by Smith & Nephew.

Our results of operations currently depend solely on Acticoattm product sales generated by Smith & Nephew, which is our only customer and our sole source of revenue. The Acticoattm product line competes in the advanced wound care products market and is targeted at the premium priced segments of the serious wound care dressings market. Acticoattm products with our SILCRYSTtm coatings have received U.S. Food and Drug Administration (“FDA”) clearance and approval of other regulators for over 30 countries around the world and are used for a wide variety of wound types by hospitals, clinics, burn centers, doctors’ offices, home healthcare agencies and nursing homes. Smith & Nephew has reported that its sales of Acticoattm products were $54 million in 2006 and $60 million in both 2007 and 2008.

In 2008, we continued to reduce our spending on research and development, including spending on our NPI 32101 development programs. We discontinued our efforts to develop pharmaceutical products containing our NPI 32101 for the treatment of gastrointestinal conditions. While we remain focused on identifying development opportunities with third parties in various clinical areas, we do not intend to pursue the development of additional pharmaceuticals applications for NPI 32101 without first securing development partners. We are continuing our efforts to explore commercialization options for bringing our NPI 32101 cream to market as an antimicrobial barrier cream. As part of our efforts to reduce costs, in the fourth quarter we closed our Wakefield, Massachusetts research center and relocated our corporate headquarters to Princeton, New Jersey.

In May 2008, The Westaim Corporation (“Westaim”), which owns approximately 75% of our outstanding common shares, announced that as a part of an overall strategic review, it was reviewing alternatives for monetizing its investment in NUCRYST, including the sale of its NUCRYST shares, the distribution of its NUCRYST shares to shareholders of Westaim or the investment of Westaim’s remaining liquid assets in NUCRYST. In December 2008, we received a requisition from Westaim to call a special meeting of shareholders to consider a return of capital of $0.80 per share to NUCRYST shareholders. After evaluating various alternatives regarding the request for a return of capital, our board of directors called a special meeting of shareholders to consider a special resolution pursuant to section 38(1) of the Business Corporations Act (Alberta) to reduce the stated capital of our outstanding common shares by an amount equal to the product of the number of common shares outstanding on the date of the meeting and $0.80 for the purpose of distributing $0.80 cash per common share to our shareholders. The meeting was held on Thursday, February 12, 2009, and the special resolution was approved with a record date of February 17, 2009. The return of capital distribution will total $14.7 million and we have set a payable date of February 25, 2009.

We experienced changes in management in 2008 and January 2009. In August 2007, Mr. Thomas E. Gardner was appointed Chairman of the Board, President and Chief Executive Officer. In May 2008, Mr. David B. Holtz was appointed our Vice President, Chief Financial Officer. In January 2009, Mr. Gardner resigned as our Chairman of the Board, President and Chief Executive Officer and Mr. Holtz was appointed interim President and Chief Executive Officer in addition to his Chief Financial Officer responsibilities. Mr. Neil Carragher, our lead director, was appointed Chairman of our board of directors. Please see the “Risk Factors” section under Item 1A of Part II included in this report for a more detailed discussion of the changes in management.

In August 2008, we announced that the company received a notice from the NASDAQ Stock Market that our shares had not maintained the minimum market value of publicly held shares of $5 million required for continued listing on the NASDAQ Global Market. We were advised that we had 90 calendar days, or until November 12, 2008, to regain compliance with the requirement. In October 2008, we announced that we received a second notice from the NASDAQ Stock Market regarding the company’s non-compliance with the $1.00 per share minimum closing bid requirement for continued listing on the NASDAQ Global Market. We were advised that we had until March 31, 2009 to regain compliance with the closing bid price requirement. In October 2008, the NASDAQ Stock Market temporarily suspended the enforcement of the closing bid price and market value of publicly held shares continued listing requirements otherwise applicable to issuers. In January 2009, the suspension was extended until April 20, 2009. On January 23, 2009, we received a notice from the NASDAQ Stock Market that the company had regained compliance with the $1.00 per share minimum closing bid requirement by having a minimum closing bid of $1.00 or greater for 10 consecutive trading days. Please see the “Risk Factors” section under Item 1A of Part II included in this report for a detailed discussion of the status of these deficiency notices.

Company Information

We were incorporated under the Alberta Business Corporations Act on December 18, 1997. We have one wholly owned subsidiary, NUCRYST Pharmaceuticals Inc. that was incorporated under the laws of the State of Delaware on November 20, 1997. Our principal executive offices are located at 101 College Road East, Princeton, New Jersey, and our telephone number at that address is (609) 228-8210. Our registered office is at 10102 — 114 Street, Fort Saskatchewan Alberta T8L 3W4.

We are a majority owned subsidiary of Westaim, a Canadian company incorporated in Alberta and the shares of which are listed on the Toronto Stock Exchange.

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

We have demonstrated in non-clinical studies that our nanocrystalline silver exhibits anti-inflammatory properties. It suppresses two naturally occurring inflammatory agents, specifically IL-12b and TNFα, and reduces the level of a naturally occurring enzyme called MMP-9. While helpful at the correct levels, excessive amounts of these substances are associated with inflammation. In addition, our nanocrystalline silver increases the natural cell death of certain inflammatory cells, specifically polymorphonuclear leukocytes, or PMNs.

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

While the PVD process is generally used to produce films or continuous coatings, we have developed methods to coat inert substrates and also have developed a method to produce our nanocrystalline silver in powder form for use in medical devices and as an API in pharmaceutical products. This powder consists of aggregates of silver nanocrystals which can be used in various formulations, such as creams, gels, liquids, tablets, capsules, suppositories and aerosols, for treating a variety of infectious or inflammatory conditions.

In furtherance of these and other research and development activities, we incurred research and development costs of $5.0 million in 2008, $6.3 million in 2007, and $11.2 million in 2006. These amounts include research and development expenses we incurred in relation to Smith & Nephew-sponsored research activities relating to the development of new Acticoattm products with our SILCRYSTtm coatings or improvements to existing Acticoattm products. As part of the amendments to our licensing agreement with Smith & Nephew entered into in 2007, we agreed to limit the amount by which Smith & Nephew is required to reimburse us for such research and development expenses we incur in a given calendar year to only those amounts we incur in excess of 1.5% of net sales of Acticoattm products for that year. We received no reimbursements for research and development expense from Smith & Nephew in respect of 2008 and 2007 expenses and a minimal amount in 2006.

Market Overview

Industry and Market Data

This annual report includes industry and market data concerning our business and the markets for our current and proposed products, including data regarding the size of these markets and their projected growth rates, the incidence of certain medical conditions and sales of certain drugs and healthcare products. This information was obtained from our own research, industry and general publications and reports prepared by third parties, including Espicom Business Intelligence’s The Global Market For Advanced Wound Care Products 2007 report. Although we believe that information from third-party sources is reliable, we have not independently verified any of this information and we cannot assure you that it is accurate. Similarly, our own research, while believed by us to be reliable, has not been verified by any independent sources.

Wound Care Market

Acticoattm products with our SILCRYSTtm coatings compete in the advanced wound care market, which includes products for chronic wounds, serious burns and traumatic and surgical wounds. According to Espicom Business Intelligence 2007 report, the advanced wound care segment was valued at $4.1 billion in 2006, increasing to $6.9 billion in 2011, with the active sector (antimicrobial, biological and negative pressure wound therapy (NPWT)) being the fastest growing sector of the advanced wound care segment. We believe that the aging population and growing incidence of diabetes and obesity in many of our markets are driving an increase in the incidence of serious and difficult-to-heal wounds. In addition, we believe that improvements in wound care technology are motivating physicians to increase their use of advanced wound care products.

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

Pharmaceutical Market

Our pharmaceutical opportunities center on the use of our patented nancrystalline technology formulation NPI 32101. Based on the preclinical results in a variety of in vitro and in vivo models and the consistently favorable safety data generated in studies performed to date, we believe that NPI 32101 has the potential to treat various inflammatory and infectious conditions.

While our Phase 2 clinical trial of the topical cream formulation containing NPI 32101 for the treatment of mild to moderate atopic dermatitis in children and adolescents that we completed in September 2006 did not meet its primary end points, it did demonstrate that treatment with NPI 32101 cream was well tolerated and that the incidence of all adverse events was low and was not different among the NPI 32101-treated groups and the placebo-treated patients. Based on this data, in July 2007 we obtained 510(k) clearance for a prescription topical device containing our NPI 32101, as a broad spectrum antimicrobial barrier cream to organisms including Pseudomonas aeruginosa and Staphyloccocus aureus, including strains resistant to methicillin — or MRSA. We continue to explore commercialization options for the barrier cream and, in support of this effort, we are working on developing stability and production scale up protocols for this potential new product.

We filed an additional 510(k) application with the FDA to expand the claims and indications for our barrier cream. We applied for a claim that barrier cream relieves the signs and symptoms of dermatoses. In May 2008, we received a request from the FDA for additional information regarding this submission. We requested an extension of time regarding our response to the FDA’s questions while we reviewed commercial alternatives for the barrier cream. While these additional claims and indications would expand the potential market for the barrier cream, the application for this expansion was withdrawn without prejudice and will be assessed for resubmission once we secure a commercialization partner for the barrier cream.

We have also conducted preclinical research for the use of NPI 32101 for the treatment of gastrointestinal conditions. In 2007, we began shifting the focus of our research and development efforts from topical clinical work towards preclinical work for gastrointestinal applications of our nanocrystalline technology. The gastrointestinal market is composed of the drugs and other treatments for the many diseases causing heartburn, acid indigestion and bowel disorders. We had begun exploring the use of our nanocrystalline technology to treat inflammatory bowel disease, or IBD, consisting of ulcerative colitis and Crohn’s disease. Ulcerative colitis and Crohn’s disease are typically treated with anti-inflammatories, immunomodulators, corticosteroids, antibiotics or other treatments. According to IMS Health, prescription U.S. drug sales for the treatment of IBD were over $1 billion in 2006, including approximately $500 million for the treatment of ulcerative colitis.

Our first focus was on the development of products for the treatment of ulcerative colitis. Ulcerative colitis affects approximately half a million people in the United States alone of which about 50% have mild symptoms. The first line of treatment for mild-to-moderate disease is typically a class of drugs known as the 5-ASAs (aminosalicylates). However, not all patients comply with dosing, tolerate the medication, or respond to treatment. If patients do not respond to the 5-ASAs, the other options include much stronger therapies such as biologics, immunomodulators or steroids, which carry potentially severe side effects.

We have completed promising pre-clinical research using NPI 32101 in ulcerative colitis. We have demonstrated in preclinical in vivo models of ulcerative colitis a positive dose response and demonstrated efficacy of NPI 32101 given both orally and rectally. These studies have been repeated with similar efficacy. NPI 32101 has also exhibited the ability to suppress the expression of several inflammatory cytokines including TNFα and IL-12/23. Over expression of these two cytokines has been linked to IBD such as ulcerative colitis and Crohn’s disease. We have conducted preclinical studies that demonstrate a favorable effect of NPI 32101 on symptoms of ulcerative colitis including a reduction in colon thickening and ulceration. While we believe that NPI 32101 may hold significant potential as a new class of drug in the treatment of ulcerative colitis because of its novel mechanism of action, we have discontinued our development activities in this area until we identify a commercial partner for this program.

A second focus area of development within gastroenterology is the treatment of Clostridium difficile (“C difficile”) associated disease (CDAD). CDAD is a growing problem in hospitals and a major cause of colitis and diarrhea. During 2007, we presented data at two medical meetings, the Interscience Conference on Antimicrobial Agents and Chemotherapy and the American College of Gastroenterology on the antimicrobial activity of our nanocrystalline silver against both vegetative and spore forms of C difficile. Like our ulcerative colitis program, we have discontinued development work on CDAD until a commercial partner is identified.

Acticoattm Products With Our SILCRYSTtm Coatings

We initially developed and received regulatory clearance to market, and then licensed to Smith & Nephew in May 2001, four products using our SILCRYSTtm coatings for the advanced wound care market. In April 2007, together with Smith & Nephew, we developed two new dressings, increasing the number of wound care products with our SILCRYSTtm coating currently sold by Smith & Nephew to a total of seven. Pursuant to our amended agreements with Smith & Nephew, we have licensed to Smith & Nephew the exclusive worldwide rights to market, distribute and sell these products with our SILCRYSTtm coatings and any new products that use our SILCRYSTtm coatings or powder technology for use on non-minor skin wounds and burns on humans that we develop together in accordance with the terms of the agreements. Smith & Nephew markets these products under its Acticoattm trademark to healthcare professionals in over 30 countries. Currently, we believe that the existing Acticoattm product line using our SILCRYSTtm coatings targets the premium price segments of the serious wound care dressings market.

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

Health care professionals select different types of dressings for different types of wounds. Some wounds are dry while others have excess fluid, or exudate. As a result, an effective portfolio of products must address various wound types. As described below, Smith & Nephew’s Acticoattm product family with our SILCRYSTtm coatings is designed to treat a wide variety of serious wounds. Each of these currently marketed products has been cleared by the FDA and Health Canada, except for the Acticoattm Flex product which has only received Health Canada approval.

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

Acticoattm Flex

Acticoattm Flex is an advance wound care dressing made of a conformable mesh for light to moderate exudate, providing an antimicrobial activity for up to seven days. Acticoattm Flex simplifies the dressing of wounds with its unique elastic conformable design that easily contours to surfaces, including difficult-to-protect articulating regions such as knee or elbow joints.

Smith & Nephew Agreements

In September 2007, we entered into amended license and supply agreements with Smith & Nephew. Smith & Nephew advised us, and, based on our own information, we believe that the advanced wound care market, including the silver dressing segment, has become significantly more competitive since the original agreements had been signed in 2001. Both parties recognized the need to restructure the agreements to better enable the parties to work jointly and individually to support both the continued growth of Acticoattm products and our respective businesses in the context of increasing competitive pressures. Pursuant to the amended agreements, a non-compete clause in the original agreements was removed to allow Smith & Nephew to broaden its wound care dressings product line to include other forms of silver. In exchange, Smith & Nephew’s exclusive license was limited in the new agreements to existing Acticoattm products and such new wound care or burn products that the parties agree to develop together using our nanocrystalline silver technology. As well, under the new agreements, we may develop our own wound care and burn products using our nanocrystalline silver technology provided that we offer such products to Smith & Nephew first. If Smith & Nephew refuses to purchase the new products, we are then free to pursue the commercialization of the products in any manner we choose.

Amended License and Development Agreement

Under the amended license and development agreement, Smith & Nephew has the exclusive right to market, distribute and sell the existing Acticoattm products using our SILCRYSTtm coatings, including improvements to those products, and any new products using our SILCRYSTtm technology we develop together with Smith & Nephew for use on non-minor skin wounds and burns on humans. The license and development agreement expires in May 2026, although it may be terminated earlier by either party if the other party fails to cure its material breach of the agreement, suspends its operations or ceases to carry on its business, files for bankruptcy or takes other similar actions.

Smith & Nephew has agreed to work with us to develop new products with our SILCRYSTtm coatings or powder technology for use on non-minor skin wounds and burns on humans. We have established a new product development steering group that includes representatives from both NUCRYST and Smith & Nephew to oversee and manage the development of new Acticoattm products under the license and development agreement. We are responsible for our internal costs and expense incurred in connection with the development of new products up to an aggregate maximum of 1.5% of net sales of Acticoattm products per calendar year and thereafter Smith & Nephew is obligated to reimburse us for all costs and expenses incurred in connection with the development, commercialization, marketing, promotion and sale of all new products. Smith & Nephew is required to maintain regulatory approvals to sell the Acticoattm products, and to obtain additional regulatory approvals for any new products or any new markets that require additional approvals.

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

We have granted Smith & Nephew a non-exclusive royalty-free license to use our SILCRYSTtm trademark for use in marketing, distributing and selling Acticoattm products under our agreements with them. This license also applies to any other marks we develop to identify products that contain our nanocrystalline silver coating technology. Subject to certain exceptions, Smith & Nephew has agreed to include these trademarks in all product labels and sales and promotional literature for Acticoattm products.

Smith & Nephew pays us royalties based on their sales of Acticoattm products. We also receive payments upon the achievement of milestones relating to Smith & Nephew’s sales of Acticoattm products and regulatory matters specified in the license and development agreement. All payments under the license and supply agreements are made in U.S. dollars. In calculating sales levels for milestone payment thresholds and other purposes under the license and development agreement, sales by Smith & Nephew in currencies other than the U.S. dollar are converted to the U.S. dollar based on the average exchange rate for the prior quarter. Since May 2004, the contractual royalty rate has remained unchanged and, under the terms of the agreements, is to remain constant for the life of the agreements, subject only to: (i) the possibility of a negotiated or arbitrator-awarded reduction in royalty rates on sales in countries where patent protection has been lost and a competing product is being sold that would have infringed our patent rights had they been in effect; (ii) the possibility of a negotiated reduction in royalty rates on sales of a particular Acticoattm product where Smith & Nephew does not realize industry standard margins on sales of such products; or (iii) a reduced royalty rate in respect of sales of Acticoattm products in certain countries, including the United States, upon the expiration of patent rights to our SILCRYSTtm coatings in such country. In addition, under our amended agreements with Smith & Nephew, our previous right to receive increased royalty rates on sales of particular Acticoattm products in which Smith & Nephew realized gross profit margins over a specified threshold was eliminated.

We earned a $1 million milestone payment in 2001 for the first sale of product in Europe and a $3 million milestone payment in 2003 for the receipt of a regulatory approval in Europe. We earned a $5 million sales milestone payment in the first quarter of 2004, another $5 million sales milestone payment in the third quarter of 2004 and a $5 million sales milestone payment during the third quarter of 2005. No milestone payment was earned in 2006. In 2007, we earned a $5 million milestone in the third quarter and another $5 million in the fourth quarter. We did not earn any milestone revenues in 2008. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $29 million of milestone payments we have already received, is $56.5 million.

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

Supply Agreement

Effective January 1, 2007, under the new supply agreement, the method by which we determine the price we charge for the products that we manufacture and supply to Smith & Nephew changed from a fully allocated cost of manufacturing reimbursement mechanism to a system whereby we recover a fixed overhead charge plus all direct costs incurred in manufacturing Acticoattm products, including material, labor, labeling, testing and packaging costs. This pricing mechanism is used to establish the unit prices that we charge for each Acticoattm product we supply to Smith & Nephew until the end of 2009. Unit prices will be set at the beginning of each year based on Smith & Nephew’s product forecast and may only be increased, with Smith & Nephew’s agreement, for actual cost increases we incur that are outside our reasonable control. The new agreements provide for a reconciliation process such that if we have not received sufficient orders to cover the fixed overhead charge by a certain date each year, we are entitled to immediately invoice Smith & Nephew for the difference. On the other hand, if we have received orders in excess of that which is required to cover the fixed overhead charge by certain dates, Smith & Nephew is entitled to immediately invoice us for the difference. In each case, actual overhead is to be reconciled at December 31 of each year.

In addition, as part of the new pricing mechanism, we agreed to pay Smith & Nephew an annual manufacturing cost rebate in the amount of $4.5 million in each of 2007, 2008 and 2009 in anticipation of annual reductions we intend to achieve in our cost of goods manufactured for Smith & Nephew over the same time period. We recognize the manufacturing cost rebate as a reduction to wound care product revenue. We made adjustments to our manufacturing and research operations, including reductions in our workforce in 2007 and 2008, to control expenses. Through these workforce reductions, together with the implementation of manufacturing production efficiencies and overhead cost reduction initiatives, we achieved actual reductions in our overhead costs in 2008 sufficient to offset a significant portion of the manufacturing cost rebate we paid to Smith & Nephew in 2008. In addition, if we are able to achieve cost savings such that our actual total cost of goods manufactured for Smith & Nephew in any of the three years is less than 18% of net sales of Acticoattm products, we have agreed to reimburse Smith & Nephew 70% of the amount by which our total cost of goods manufactured differs from the 18% of net sales. In 2010, the revised agreements contemplate that we will determine a new cost recovery structure that takes into account actual cost savings we achieve in the previous three years.

If we suffer a material difficulty in supplying Acticoattm products and that difficulty is not cured on a timely basis, Smith & Nephew would have the right to use our technology to manufacture, on its own or with a third party, Acticoattm products for non-minor skin wounds and burns on humans. If within one year of Smith & Nephew commencing to manufacture Acticoattm products under these circumstances we are able to demonstrate to the reasonable satisfaction of Smith & Nephew that we are once again able to manufacture products in accordance with our agreements with Smith & Nephew at a cost no greater than Smith & Nephew incurred during its period of manufacture, subject to our reimbursing Smith & Nephew for its costs incurred to establish and terminate its manufacturing operations and subject to any then-existing Smith & Nephew third party commitments, the right of Smith & Nephew to use our manufacturing technology would cease.

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

Indemnities

We and Smith & Nephew have agreed to indemnify each other in respect of claims resulting from any alleged physical injury or property damage as a result of our respective acts or omissions, the failure to perform our respective obligations under the license and development agreement and the supply agreement, our respective non-compliance with applicable law or regulation, any breach of our respective representations under these agreements, for so long as the particular representation survives. In addition, Smith & Nephew has agreed to indemnify us for claims arising out of its marketing and sale of Acticoattm products except to the extent attributable to us. Also, we have agreed to indemnify Smith & Nephew in respect of claims resulting from any actual or threatened action by any third party alleging our SILCRYSTtm coatings infringe that third party’s intellectual property rights to the extent Smith & Nephew must pay damages or royalties on account of the infringement action unless we have breached any representation to Smith & Nephew in connection with that infringement.

Manufacturing

We manufacture Smith & Nephew’s Acticoattm products with our SILCRYSTtm coatings and our NPI 32101 powder in environmentally-controlled conditions. Our production facility is located in Fort Saskatchewan, Alberta, is ISO 13485:2003 approved and subject to inspection from time to time by regulatory authorities from the United States, Canada and Europe.

We currently purchase most of our raw materials from single suppliers, which in certain circumstances are specified in Smith & Nephew’s product registrations thereby requiring us to obtain such raw materials and supplies from that particular source. The loss of any of these suppliers could result in a disruption in our production while we arrange for a replacement supplier. To reduce this risk, we maintain inventory levels sufficient to continue production for approximately six months. We also maintain approximately one month’s supply of finished goods in inventory to accommodate fluctuations in Smith & Nephew’s demand for Acticoattm products and order lead times. Once we ship products to Smith & Nephew in accordance with an accepted purchase order, Smith & Nephew’s right to return products is governed by our supply agreement and is limited to circumstances where the products are found to be non-conforming with the agreed upon product specifications.

At January 31, 2009, our quality, operations, development and engineering staff was made up of 86 technicians, some of whom are professional engineers with expertise in quality systems, equipment design, logistics and production. Our Fort Saskatchewan, Alberta facility purchases and stores raw materials, coats wound care dressing components, assembles, labels and packages finished product for sterilization, and ships the products to Smith & Nephew.

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

As of February 13, 2009, we hold 25 United States patents having expiration dates ranging from 2011 to 2025. In addition, we are pursuing 11 United States patent applications. Our goal is to hold corresponding patents and applications in our most important target markets outside the United States. Accordingly, we hold 94 corresponding patents from jurisdictions such as European Union countries, Australia, Canada, China and Japan. Moreover, we are pursuing 21 corresponding patent applications outside of the United States, including two patent cooperation treaty applications, which may lead to the filing of additional foreign patent applications.

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

Major competitors in the advanced wound dressing market in which Smith & Nephew’s Acticoattm products are sold include Convatec, Systagenix Wound Management, Coloplast Corp., 3M Company, Kinetic Concepts Inc., Mölnlycke Health Care Group AB, and Medline Industries, Inc. To the extent that we develop medical device and pharmaceutical products to treat dermatological and gastrointestinal conditions, we will face competition from medical device and pharmaceutical companies developing alternative products to treat these diseases. In addition, we face and will continue to face competition from other major multi-national pharmaceutical companies and medical device companies, specialty pharmaceutical companies, universities and other research institutions.

Under our amended license agreement, Smith & Nephew may now develop, manufacture and market advanced wound care products that use forms of silver other than our SILCRYSTtm coatings. This means we may now face competition from other silver based advance wound care product manufacturers for Smith & Nephew’s future product development needs.

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

In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental pricing controls. Although we do not expect the Medicare Prescription Drug Improvement and Modernization Act of 2003 to have a significant effect on pricing or reimbursement for Acticoattm products, we cannot predict what impact it may have on prices or reimbursement policies for pharmaceutical products, including the products we may develop.

Government Regulation

Government authorities extensively regulate the testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, of medical devices and pharmaceutical products. Since the United States and Europe are significant markets, we have described their regulatory systems. Many other countries have similar regulatory systems. Smith & Nephew is required to maintain regulatory approvals to sell the Acticoattm products, and to obtain additional regulatory approvals for any new products or any new markets that require additional approvals.

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

The process required by the FDA before a new drug may be marketed in the United States generally involves the following: completion of preclinical laboratory and animal testing in compliance with FDA regulations; submission of an investigational new drug application which must become effective before human clinical trials may begin; performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use; and submission of a New Drug Application (“NDA”). The applicant typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase 1 clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In Phase 2 clinical trials, in addition to safety risk, efficacy is assessed in a patient population. Phase 3 clinical trials typically involve additional testing of safety and clinical efficacy in an expanded population at geographically-dispersed test sites.

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

Environmental and Occupational Safety and Health Regulations

Our operations are subject to extensive federal, state, provincial and municipal environmental statutes, regulations and policies, including those promulgated by the Occupational Safety and Health Administration, the United States Environmental Protection Agency, Environment Canada, Alberta Environment, the Department of Health Services, and the Air Quality Management District, that govern activities and operations that may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. Some of these statutes and regulations impose strict liability for the costs of cleaning up, and for damages resulting from, sites of spills, disposals, or other releases of contaminants, hazardous substances and other materials and for the investigation and remediation of environmental contamination at properties leased or operated by us and at off-site locations where we have arranged for the disposal of hazardous substances. In addition, we may be subject to claims and lawsuits brought by private parties seeking damages and other remedies with respect to similar matters.

We have not to date needed to make material expenditures to comply with current environmental statutes, regulations and policies. However, we cannot accurately predict the impact and costs that future statutes, regulations and policies will impose on our business.

Employees

As of January 31, 2009, we had a total of 106 employees in Canada and the United States. Of these 106 employees, 16 were engaged in research and development, 68 in manufacturing and quality assurance and 22 in administration. We had

151, 158 and 133 employees at the end of 2005, 2006 and 2007, respectively. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

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

Risks Related to Our Capital Structure and Operations

We have a history of net losses and negative cash flow from operations; this will likely continue in the future and our cash may not be adequate to accomplish our objectives.

We have reported a net loss in each of the past four years. Our ability to generate revenue is dependent on our ability to successfully and in a timely fashion manufacture products for sale by Smith & Nephew and design, develop, obtain regulatory approval for, manufacture, and commercialize our product candidates. We intend to focus on reducing our operating expenses and capital expenditures over the coming year as we refocus our research and development activities on developing or acquiring new product candidates. We expect to continue to incur net losses and negative cash flow from operations in the near term while we work to implement our cost reduction plans. Because of the numerous risks and uncertainties associated with our reliance on Smith & Nephew revenues and our product development and cost reduction efforts, we are unable to predict with certainty the extent of any future losses or when or if we will become profitable. Therefore, we may require additional financing in the future, and additional financing may not be available at times, in amounts or on terms acceptable to us or at all, which could have a material adverse effect on our business.

Westaim controls and may continue to control us and may have conflicts of interest with us or you in the future.

Since our initial public offering, Westaim has owned approximately 75% of our outstanding common shares. In addition, certain of our directors also serve as directors of Westaim. For as long as Westaim continues to own a majority of our common shares, Westaim will be able to direct the election of all of the members of our board of directors and control the vote of shareholders on other matters. For as long as Westaim owns a significant percentage of our outstanding common shares, even if less than a majority, Westaim will be able to control or exercise significant influence over our business and affairs, including the strategic direction of our business generally, the incurrence of indebtedness by us, the issuance of any additional common shares or other equity securities, the repurchase of common shares, and the payment of dividends, and will have the power to determine or significantly influence the outcome of matters submitted to a vote of our shareholders, including mergers, consolidations, sales or dispositions of assets, reductions in share capital, other business combinations and amendments to our articles. Westaim may take actions with which you or we do not agree, including actions that delay, defer or prevent a change in control of our company or that could adversely affect the market price of our common shares. In addition, Westaim may take other actions that might be favorable to Westaim but not favorable to us or our other shareholders. Also, if Westaim sells all or a portion of its interest in us, it may cause the value of your investment to decrease.

The recently approved distribution of share capital may significantly deplete our available cash on hand, which could adversely affect our financial condition and ability to operate our business.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview & Current Developments,” on February 12, 2009, our shareholders approved a significant reduction in share capital and distribution of cash to our shareholders (the “Distribution”) at a special meeting of shareholders. The Distribution represented approximately 80% of the market value of our shares on the date of approval. While we cannot predict with certainty the long term effects of the Distribution on our company, we expect that our market capitalization will be materially and adversely affected. Specifically, the decrease in share capital and the Distribution may, among other things:

•	reduce available cash and adversely affect our ability to satisfy liabilities;

•	make it difficult or impossible to obtain financing, from institutional lenders or otherwise;

•	require us to reduce the resources devoted towards our research and development initiatives;

•	adversely affect our ability to engage in strategic transactions;

•	decrease investor confidence in us;

•	substantially decrease the market price of our shares;

•	decrease trading volume in our shares; and

•	prevent us from regaining and/or maintaining compliance with NASDAQ market capitalization requirements, causing our common shares to be delisted from trading on the NASDAQ Global Market.

If we are not able to regain compliance with applicable listing standards, our common shares may be delisted from the NASDAQ Global Market.

On August 15, 2008, we announced that we received a notice from NASDAQ advising that, for the last 30 consecutive trading days, our common shares had not maintained the minimum market value of publicly held shares (“MVPHS”) of $5 million required for continued listing on the NASDAQ Global Market under Marketplace Rule 4450(a)(2) (the “MVPHS Rule”). We were advised that we had 90 calendar days, or until November 12, 2008, to regain compliance with the MVPHS Rule, which requires us to maintain the MVPHS at $5 million for a minimum of 10 consecutive trading days.

On October 3, 2008, we announced that we received an additional notice from NASDAQ advising us that for 30 consecutive trading days, the bid price for our common shares had closed below $1.00 per share (the “Price Deficiency”). NASDAQ requires a $1.00 minimum price requirement for listing on the NASDAQ Global Market. We were advised that we had until March 31, 2009 to regain compliance, which requires a closing bid price at or above $1.00 per share for a minimum of ten consecutive business days.

Prior to the expiration of either cure period, NASDAQ determined to temporarily suspend enforcement of its MVPHS and the $1.00 minimum bid price for all issuers. The suspension was subsequently extended and enforcement is scheduled to resume on April 20, 2009.

On January 23, 2009, we received notice from NASDAQ advising us that our shares traded with a closing bid price at or above $1.00 per share for ten consecutive business days. Accordingly, we have cured the Price Deficiency and regained compliance with the minimum bid price requirement.

We have not regained compliance with the MVPHS Rule. If NASDAQ determines to enforce the MVPHS Rule and we have not regained compliance, our shares would be subject to delisting from the NASDAQ Global Market. Upon receipt of such a notice, we may choose to submit a transfer application to transfer our common shares to the NASDAQ Capital Market, but no assurance can be made that we will do so. If the application for transfer is made and accepted, we anticipate a change in listings may result in a reduction in some or all of the following, each of which could have a material adverse effect on our investors:

•	the liquidity of our common shares;

•	the market price of our common shares;

•	the number of institutional investors and investors in general that will consider investing in our common shares;

•	the number of market makers in our common shares;

•	the availability of information concerning the trading prices and volume of our common shares;

•	the number of broker-dealers willing to execute trades in our common shares; and

•	our ability to obtain financing for the continuation of our operations.

The Distribution approved on February 12, 2009 may have an adverse effect on the price of our common shares and consequently our market capitalization. We remain subject to the minimum bid price rule, and if the Distribution causes a decrease in our share price such that we experience another Price Deficiency, we would cease to be in compliance. Such a decrease could also adversely affect our ability to regain compliance with the MVPHS Rule if and when NASDAQ determines to resume enforcement.

If we are not able to maintain compliance with the listing requirements of NASDAQ, our common shares may be subject to removal from listing on the NASDAQ Global Market. Trading in our common shares after a NASDAQ delisting would likely continue in Canada on the Toronto Stock Exchange and may be conducted in the U.S., if at all, in the over-the-counter markets on the Over-The-Counter Bulletin Board or the “pink sheets,” in which case trading in our shares could also be subject to additional restrictions. As a consequence of a delisting, our shareholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common shares. In addition, a delisting would make our common shares substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state investment laws or as consideration in future capital raising.

We are no longer able to rely upon Westaim for financial support, and must now rely on third parties for financing.

In the past, we relied on Westaim for the ongoing financial support necessary to operate our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” Westaim does not currently provide us with financing or financial support, nor does it intend to provide us any financing or financial support in the future. To the extent we must obtain financing to support our cash needs, we will be entirely reliant on third parties for financing. We do not have any lines of credit or other financing arrangements in place with banks or other financial institutions. Therefore, we may require additional financing in the future, and additional financing may not be available at times, in amounts or on terms acceptable to us or at all, which would have a material adverse effect on our business.

Risks Related to our Relationship with Smith & Nephew

We are dependent on our relationship with Smith & Nephew, our only customer.

Smith & Nephew is currently our only customer and, since May 2001, all of our revenues have been earned under our contracts with Smith & Nephew. See “Business — Smith & Nephew Agreements.” Because all of our products currently being sold in the marketplace are sold by Smith & Nephew, all of our revenue is received from Smith & Nephew and is determined primarily by the level of sales of Acticoattm products achieved by Smith & Nephew. As a result, our revenues generally vary in proportion to increases or decreases in Smith & Nephew’s sales of its Acticoattm products. If Smith & Nephew experiences a significant decrease in sales of its Acticoattm products, this could have a material adverse effect on our results of operations and financial condition.

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

The Smith & Nephew agreements expire in 2026. However, Smith & Nephew may terminate our agreements earlier if we fail to cure our material breach of the agreements or if we suspend operations, cease to carry on business or file for bankruptcy or take other similar actions. If Smith & Nephew were to terminate our agreements prior to their expiration, we could be subject to the loss of our strategic collaboration and our only current source of revenue.

Decisions regarding key aspects of our relationship with Smith & Nephew and the pricing and marketing of Acticoattm products are made by a limited number of key Smith & Nephew executives. The departure or replacement of any of these executives could have a material adverse effect on our relationship with Smith & Nephew.

Our future success depends in part on the launch of new Acticoattm products by Smith & Nephew. We have worked in the past and intend to work in the future with Smith & Nephew on the development of such new products; however, the decision to develop or launch a new product, the timing of the development and launch and all related matters are entirely within Smith & Nephew’s discretion. Therefore, there can be no assurance that new products will be developed or launched on a timeline or in a manner favorable to us, or at all.

Our industry is highly competitive, and introduction of lower-cost, higher margin products may adversely affect our revenues.

Smith & Nephew, which previously was restricted by a non-competition clause, may now introduce other silver-based products that compete with Acticoattm products and could have an adverse effect on the sales of Acticoattm products by Smith & Nephew. We are at risk of Smith & Nephew reducing its marketing effort with respect to Acticoattm products due to any one of a number of factors, including that the other products marketed by Smith & Nephew have better profit margins, or achieve greater acceptance or popularity with health care providers, than the Acticoattm products. Smith & Nephew has introduced three new wound care products which use other forms of silver (Algisite Ag, Allevyn Ag and Biostep Ag). These products may be viewed by the advanced wound care market as alternatives to certain Acticoattm products and may adversely affect Acticoattm product sales and ultimately our operating revenues in the foreseeable future. We are now at risk of the sales of Acticoattm products failing to grow as they have in the past or declining due to the introduction by Smith & Nephew of new silver-based wound care products. Smith & Nephew may also choose to focus its sales and marketing efforts on the new products to the detriment of Acticoattm products. Smith & Nephew’s ability to introduce and to focus sales and marketing efforts on potentially competitive products could affect the growth of, or contribute to a decline in, sales of our products, which could in turn have a material adverse effect on our results of operations and financial condition.

If we are unable to effectively manage our production capacity, our results of operations and our relationship with Smith & Nephew may be adversely affected.

We are required to manufacture Acticoattm products according to Smith & Nephew’s demand forecasts. If Smith & Nephew requests future increases in our productivity, we may not be able to supply Smith & Nephew with the quantity or quality of products it requests. Meeting anticipated demand for Acticoattm products estimated by Smith & Nephew may require significant scale-up expenses for new facilities and personnel. Moreover, we cannot assure you that we will be able to successfully increase our manufacturing capacity to meet anticipated demand or that we will be able to satisfy demand in a cost-effective manner.

In 2005, we began expansion of our Fort Saskatchewan, Alberta production facility with an estimated cost of approximately $5.7 million which we completed in the first quarter of 2008. We may not be able to use the additional capacity cost-effectively, which could adversely affect our results of operations.

Further, even if our production capacity appropriately meets the demand forecasts provided by Smith & Nephew, such forecasts may materially overstate or understate actual demand for Acticoattm products. An overstatement may result in excess inventories and the potential for loss of product due to shelf-life expiration, and an understatement may result in lost sales due to the inability to meet demand on a timely basis. Either situation would have a negative impact on our results of operations. While we recognize manufacturing cost reimbursement as revenue upon shipment of Acticoattm products to Smith & Nephew, we do not recognize royalty revenues until Smith & Nephew sells these products to its customers, and consequently, increases in Smith & Nephew’s inventory levels, or changes in the relative contribution of manufacturing cost reimbursement and royalty revenues to our total revenues, may affect our gross margins.

If we cannot meet Smith & Nephew’s demand forecasts, our agreements may give Smith & Nephew the right to use our technology and facilities to manufacture Acticoattm products.

If we suffer a material difficulty supplying Acticoattm products, Smith & Nephew would have the right to manufacture or cause a third party to manufacture Acticoattm products using our technology and facilities. If such a material difficulty were to occur, Smith & Nephew would be given access to certain equipment used in our manufacturing process, which we lease from Smith & Nephew, as well as technology, patent rights and other know-how. In such circumstances we will be subject to a number of risks, including, but not limited to, Smith & Nephew failing to comply with FDA-mandated current good manufacturing practices or similar regulations in other jurisdictions, resulting in mandated production halts or limitations, Smith & Nephew experiencing manufacturing quality or control issues which halt or limit Acticoattm production, and a greater risk that some of our proprietary manufacturing processes and trade secrets will become known to other third parties. If Smith & Nephew were to take possession of our technology and manufacturing equipment and manufacture Acticoattm products on its own or with a third party, even for a limited period of time, it would have a material adverse effect on our business.

Our agreements with Smith & Nephew may limit our ability to enter into agreements to transfer certain of our assets or to collaborate with third parties in new product development.

We have granted Smith & Nephew a right of first offer regarding our assets and technology used to manufacture and supply Acticoattm products if we desire to sell all or substantially all of these manufacturing assets. We have also granted Smith & Nephew a right of first refusal regarding these manufacturing assets if we receive and wish to accept an offer to purchase them from a competitor of Smith & Nephew’s in the wound care market. The existence of these Smith & Nephew rights could limit our ability to enter into transactions involving the transfer of all or substantially all of these assets.

We have also granted Smith & Nephew a right of first offer to seek a license of any new wound care or burn products we may develop using our silver nanocrystalline technology without Smith & Nephew’s involvement. If Smith & Nephew declines the opportunity, then we are free to license or sell these products to others. The existence of this Smith & Nephew right may limit our ability to enter into such new wound care product development collaborations with third parties. Smith & Nephew’s right of first refusal may discourage third parties from working with us on new product development to meet either their needs or the needs of the advanced wound care market.

We may be unable to sell our existing products to other parties, even if our agreements with Smith & Nephew expire or terminate.

We have agreed to exclusively supply existing Acticoattm products to Smith & Nephew and any new products with our SILCRYSTtm coatings or powder that we develop together with Smith & Nephew for use on non-minor skin wounds and burns on humans. We do not have the right to sell these products to other parties so long as Smith & Nephew has complied with the terms of our agreements. In addition, we do not have the right to sell the products marketed by Smith & Nephew as Acticoattm 3/ Acticoattm Burn and Acticoattm 7 in the U.S. or Canada under any circumstances.

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

Under the revised agreements with Smith & Nephew entered into in 2007, we agreed to pay Smith & Nephew an annual manufacturing cost rebate of $4.5 million in each of 2007, 2008 and 2009, in anticipation of cost savings we had expected to achieve in such years. We did not completely offset the manufacturing rebate in 2007 or 2008. If we are unable to achieve the cost savings required to substantially or completely offset the manufacturing rebate in 2009, our gross margin, results of operations, and financial condition may be adversely affected.

The revised agreements contemplate that starting in 2010, we will determine a new cost recovery structure that takes into account actual cost savings we achieve in the previous three years. The precise terms of the cost recovery structure are subject to negotiation, and we may be unable to negotiate a structure that allows us to achieve any cost savings or that is otherwise favorable to us.

General Risks Related to Our Business and Industry

Our operating results may be adversely impacted by the current worldwide economic conditions.

During 2008, general worldwide economic conditions experienced a downturn due to the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, fluctuating energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customer, our vendors, our controlling shareholder and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide, or in the health care industry. If the economy or markets in which we operate deteriorate, our business, financial condition and results of operations will be materially and adversely affected. Additionally, the market price of our common shares could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.

Recent changes in senior management may divert attention and resources from the core activities of our business and may adversely affect our relationships with customers, suppliers, employees and other constituencies.

During 2008 we experienced changes in senior management. Our President, Chief Executive Officer and Chairman of the Board, our Vice President, Research & Development, our Vice President, Corporate Development and our Chief Financial Officer all departed our company. Not all of these departing executives were replaced. David B. Holtz, our new Chief Financial Officer, has assumed the role of Interim Chief Executive Officer. Searching for and transitioning to a permanent Chief Executive Officer will take significant time and resources, and the timing of such a search has not yet been decided. We also plan to continue to invest time and resources in building our management team, but we may not replace some senior management positions. Our long-term success will depend on our ability to recruit and retain capable and talented people, and any failure to do so could have a material adverse effect on our future operating results and financial condition. In addition, if management changes negatively impact our relationships with customers, suppliers and other constituencies, it could have a material adverse effect on our future operating results and financial condition.

Our success depends upon the continued contributions of our executive officers and scientific and technical personnel. Due to the specialized knowledge of our personnel with respect to our operations, the loss of service of any of our key personnel could impair our ability to operate our business successfully.

We rely substantially upon the services of our current management team. Although these individuals have employment agreements with us, we cannot assure you that we will be able to retain their services. If one of our executive officers was terminated without cause, we would be required to make severance payments to such officer under the terms of his or her employment agreement. See “Executive Compensation — Employment Agreements.” We do not currently maintain key man life insurance policies with respect to any of our employees.

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

Our ability to develop and sell future products is critical to our success, and if we fail to do so, our business and financial condition will suffer.

We have invested and will continue to invest a significant portion of our time and financial resources in the development of future products for wound care and in our core coating technology capabilities. The development of medical devices is risky because we cannot be sure that products will be as effective as we anticipate or will receive regulatory approval, and the development of new products is extremely costly and typically extends over many years. Even if we receive regulatory approval, other companies may be able to market similar products prior to the launch of our products, during which time their products may gain a significant marketing advantage. We may need to incur substantial capital expenditures in connection with the development of future products. If we fail to successfully develop and sell our future products then we will not earn any return on our investment in these future products, which will adversely affect our results of operations and could adversely affect the market price of our common shares. It would also adversely affect our financial condition. In addition, if we are unable to develop future products, we will remain dependent on Smith & Nephew’s ability to market and sell Acticoattm products successfully.

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

We may not be able to compete successfully. Major competitors in the advanced wound dressing market in which Smith & Nephew’s Acticoattm products are sold include Convatec, Systagenix Wound Management, Coloplast Corp., 3M Company, Kinetic Concepts Inc., Mölnlycke Health Care Group AB, and Medline Industries, Inc. To the extent that we develop pharmaceutical products to treat gastrointestinal conditions, we will face competition from pharmaceutical companies developing alternative drugs to treat this disease. In addition, we face and will continue to face competition from other major multi-national pharmaceutical companies, medical device companies, specialty pharmaceutical companies, universities and other research institutions.

Our competitors may succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by us or that would render our technology and products obsolete and noncompetitive in these fields.

Some of our competitors, either alone or together with their collaborators, have substantially greater financial, sales and marketing, manufacturing, and other resources and larger research, development and regulatory staffs than we do. In addition, many of our competitors, either alone or together with their collaborators, have significantly greater experience than we do in discovering, developing, manufacturing and marketing products and may also have greater experience in conducting clinical trials and obtaining regulatory clearances or approvals. As a result, they may be able to devote greater resources to the development, manufacture, marketing or sale of their products, initiate or withstand substantial price competition or development costs, or more readily take advantage of acquisitions or other opportunities. Additional mergers and acquisitions, collaborations or other transactions, or the emergence or growth of other competitors in the medical device and pharmaceutical industries, may result in the competitive landscape changing in favor of competitors.

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

Materials made in the nanoscale size range can often have chemical or physical properties that are different from those of their larger counterparts. Such differences include altered magnetic properties, altered electrical or optical activity, increased structural integrity, and increased chemical and biological activity. Because of some of their special properties, nanotechnology materials may pose different safety issues than their larger counterparts. Our nanocrystalline technology may present safety risks which are unknown at this time, and which may result in claims against us. Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of our management’s time and attention.

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

Our insurance may not cover any or all of the costs of product liability claims that may be brought against us or others we may be required to indemnify.

Our business exposes us to potential product liability, recalls and other liability risks that are inherent in the testing and manufacturing of medical products, and such potential claims may be asserted against us. A successful liability claim or claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

Our insurance coverage may not protect us against any or all of the product liability claims which could be brought against us in the future, and there can be no assurance that we will be able to obtain or maintain product liability insurance in the future at a cost or on terms that we deem acceptable, or at all. We may be required to indemnify others for product liability claims, and our insurance policies may not cover all or part of such indemnification. Claims or losses in excess of any product liability insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition and results of operations.

If a natural or man-made disaster strikes one or more of our facilities, or facilities upon which we depend, we may be unable to manufacture certain products for a substantial amount of time and our revenue could decline.

Our facilities and the facilities of others on which we depend may be affected by natural or man-made disasters, which may include terrorist activities. We depend on our manufacturing facility and research laboratories, as well as our critical information systems, for the continued operation of our business. Our sole manufacturing facility is located in Fort Saskatchewan, Alberta, Canada. This facility and the manufacturing equipment that we use to produce our products, as well as our critical information systems, would be difficult to replace and could require substantial lead time to repair or replace. In the event that our manufacturing facility was affected by a natural or man-made disaster, we may be forced to repair them or construct new manufacturing facilities and may not be able to produce our products in sufficient quantities, or at all, during the period of repair or construction. In that regard, due to the specialized nature of our manufacturing equipment, we anticipate that it would take a substantial period of time to construct new manufacturing facilities. Moreover, we would need to secure regulatory approval to manufacture our products at a new facility. Accordingly, construction of new facilities and regulatory approvals could take years to complete and could result in significant costs to us.

We are listed on both the Toronto Stock Exchange and the NASDAQ Global Market, and could incur significant compliance expenses as a result.

We currently list our common shares on the NASDAQ Global Market and the Toronto Stock Exchange; therefore, we devote substantial efforts and incur substantial costs in complying with the reporting obligations and internal controls required of a public company in the U.S. and Canada. If rules and regulations applicable to us change, or our status or treatment under these rules and regulations changes, we may incur significant additional compliance costs, including legal, accounting, insurance and certain other expenses, which could negatively impact our results of operations and financial condition.

We may incur losses associated with currency fluctuations and may not be able to effectively hedge our exposure.

The Smith & Nephew sales revenues on which our royalty and milestone revenues are determined are reported to us in U.S. dollars. Sales by Smith & Nephew in other currencies will result in fluctuations in its revenue as reported in U.S. dollars. Our accounts receivable from Smith & Nephew are denominated in U.S. dollars. The functional currency that we use for accounting purposes is the Canadian dollar and, as a result, accounts receivable recorded in Canadian dollars are exposed to changes in the exchange rate between the Canadian and U.S. dollars until these receivables are collected. We do not maintain derivative instruments to mitigate our exposure to fluctuations in exchange rates.

Failure to comply with workplace safety legislation could adversely affect our financial condition.

If we fail to comply with workplace safety legislation applicable to our employees, we may be subject to sanctions, fines and penalties including but not limited to closure of our manufacturing facility, as well as litigation risks, all of which would adversely affect our financial condition.

Risks Related to Regulatory Matters

Our industry is heavily regulated, and if existing regulatory approvals for our products are not maintained, or regulatory approvals for any new products are delayed or denied, it could have a material adverse effect on our business.

Current Acticoattm products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, other federal authorities and certain state, provincial, territorial and foreign regulatory authorities. If we, Smith & Nephew or any companies with which we may collaborate in the future obtain regulatory approval for any future products, we, Smith & Nephew and any such collaborators will also be subject to extensive regulation by the FDA, other federal authorities and certain state, provincial, territorial and foreign regulatory authorities. These regulations will impact and do impact in the case of Acticoattm products many aspects of our operations, including manufacturing, record keeping, quality control, adverse event reporting, storage, labeling, advertising, promotion, sale and distribution, export and personnel. The FDA and state, provincial, territorial and foreign agencies may conduct periodic inspections to assess compliance with these requirements. We, together with Smith & Nephew and any companies with which we may collaborate in the future, will be required to conduct post-marketing surveillance of the products. We also may be required to conduct post-marketing studies and safety monitoring. Any failure by us, Smith & Nephew or any companies with which we may collaborate in the future to comply with applicable FDA and other regulatory requirements, or the discovery of previously unknown problems, may result in problems including:

•	delays in commercialization;

•	refusal by the FDA or other regulatory agencies to review pending applications or supplements to approved applications;

•	warning letters;

•	product recalls or seizures;

•	suspension of manufacturing;

•	withdrawals of previously approved marketing applications;

•	fines and other civil penalties;

•	injunctions, suspensions or revocations of marketing licenses;

•	refusals to permit products to be imported to or exported from the U.S. and other countries; and

•	civil litigation and criminal prosecutions.

See “Business — Government Regulation — United States — Manufacturing cGMP Requirements.”

Smith & Nephew is required to maintain regulatory approvals to sell the Acticoattm products that it currently sells and to obtain additional regulatory approvals for those current products to sell them in any new markets. We cannot assure you that Smith & Nephew will be able to maintain existing regulatory approvals for the Acticoattm products it now sells or obtain new regulatory approvals, or that the conditions imposed by regulators will not adversely affect Smith & Nephew’s ability to market those products. Regulatory requirements imposed on products could limit Smith & Nephew’s ability to commercialize its product and our ability to test, manufacture and commercialize our products. If Smith & Nephew does not fully comply with the regulatory requirements to maintain or achieve these approvals, then we may be subject to risks which could adversely affect our results of operations and prospects, including but not limited to actions by the FDA or other regulatory authorities which may have the effect of restricting or preventing our ability to market and sell our products, or to have those products marketed or sold.

Any products we may develop in the future will also require regulatory approval before we or any collaborator are allowed to market and sell them. We expect the regulatory approval process to be lengthy and expensive and we will have the burden of proving that our products are safe and effective. Satisfying regulatory requirements may cause our products to become prohibitively expensive. Preclinical studies and clinical trials are expensive, can take many years and have uncertain outcomes. In addition, the regulatory approval procedures vary among countries and additional testing may be required in some jurisdictions. It usually takes at least several years to complete the requisite pre-clinical studies and clinical trials, and a product candidate may fail at any stage of testing. Difficulties and risks associated with pre-clinical studies and clinical trials may result in failure to receive regulatory approval or inability to commercialize products for new indications. Clinical trials may be suspended or terminated at any time due to the actions of the FDA, other regulatory authorities, our collaborators, or due to our own actions.

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

Our revenues currently depend in part and will continue to depend upon the reimbursement rates established by third-party payors, including government health administration authorities, managed-care providers, public health insurers, private health insurers and other organizations. These third-party payors are increasingly challenging the price, and examining the cost-effectiveness, of medical products and services. Cost control initiatives could decrease the established reimbursement rates that we receive for any products in the future, which would limit our revenues. Legislation and regulations affecting the pricing of pharmaceutical products or medical devices, including the Acticoattm products, may change at any time, which could limit or eliminate reimbursement rates for Acticoattm or other products. If physicians, hospitals and other users of Acticoattm products or any products we develop in the future fail to obtain sufficient reimbursement from healthcare payors for these products, or if adverse changes occur in governmental and private third-party payors’ policies toward reimbursement for these products, it could negatively affect the demand for these products, which could have a material adverse effect on our results of operations. Significant uncertainty exists as to the reimbursement status, if any, of newly approved pharmaceutical or medical device products, and we have no assurance that adequate or any third-party coverage will be provided for any new products introduced by us. If any new products we may develop do not receive adequate coverage and reimbursement, the market acceptance of these products could be adversely affected, which could have a material adverse effect on our results of operations.

We may need to conduct post-marketing clinical trials in order to demonstrate the cost-effectiveness of products. Such studies may require us to commit a significant amount of management time and financial and other resources. Future products may not be reimbursed or covered by any of these third-party payors for our targeted indications.

In many foreign markets, particularly countries in the European Union and Canada, the pricing of medical products is subject to governmental control. In these countries, obtaining pricing approval from governmental authorities can take many months and sometimes years to obtain. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of a product to other available therapies. If reimbursement of such products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, then our revenues could be reduced. In the U.S., there may be future federal and state proposals to implement similar governmental pricing controls, which could adversely affect our revenues.

Our business involves the use, handling, storage and disposal of hazardous materials and may subject us to environmental liability, and any future environmental liability could seriously harm our financial condition. We do not maintain insurance covering these risks.

Our research and development and manufacturing activities involve the use, handling, storage and disposal of various hazardous materials commonly used in conducting these activities in the pharmaceutical industry, such as alcohols and acids. These materials are considered hazardous because they may be toxic, corrosive or flammable under certain conditions. We are subject to federal, state, provincial, local and foreign laws, regulations and policies governing the use, manufacture, storage, handling, and disposal of these materials. Some of our facilities are located in areas where third parties manufacture chemicals and deal with similar hazardous materials that may cause environmental contamination. If contamination occurs in or near our facilities, whether as a result of our action or that of a third party, our ability to conduct our manufacturing activities could be adversely affected.

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

Intellectual property protection is highly uncertain and involves complex legal and technical questions. Our patents and any patent that we may license in the future may be challenged by our competitors or other third parties, including generic drug companies. Our patents may be narrowed, invalidated, or circumvented, resulting in a failure to provide us with any market exclusivity or competitive advantage even after our investment of significant amounts of money. Our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. We also may not be able to protect our intellectual property rights against third-party infringement, which may be difficult to detect.

The PTO, the PTO’s counterparts in other nations and the courts in the U.S. and elsewhere have not established a consistent policy regarding the breadth of claims allowed related to pharmaceutical patents. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

Failure to obtain or maintain patent or trade secret protection, for any reason, could adversely affect our competitive position in the marketplace.

Additionally, the laws of some countries do not protect our intellectual property rights to the same extent as do the laws of the U.S. and Canada. For example, enforcing patents in countries such as China and Japan may be difficult due to the structures of their patent systems. In addition, litigation in these or other countries may not be cost effective when balanced against the benefit that may be obtained. Further, there may be substantial global markets in which we do not have or may not be able to secure patent protection. There are also countries where our patents may not provide us with a financial or commercial benefit due to that country’s lax enforcement of patent rights.

Specifically, if we lose our current patent rights in a particular country and in respect of a particular SILCRYSTtm coated product and if someone else sells a competing product in that country that would have infringed on our patent rights had they been in effect, then we are obligated to negotiate in good faith with Smith & Nephew for a reduction of the royalty rate applicable to sales of the particular product in that country for so long as the competing product is being sold and we are without patent protection. If those negotiations do not result in any agreement, the matter would be referred to binding arbitration, although there is a limit on the maximum royalty reduction permitted. Any reduction in our royalties could adversely affect our results of operations and financial condition.

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

Trademarks.  We have received trademark registrations for the words NUCRYSTtm and SILCRYSTtm as well as associated designs, in many jurisdictions that we consider major markets. We have pending trademark applications in other major market jurisdictions, including the U.S.

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

Enforcement.  We may deem it necessary or advisable to commence litigation to enforce our intellectual property rights. Others may claim that we have infringed upon their intellectual property rights and commence litigation against us. We believe that we will be subject to an increasing number of infringement claims to the extent we produce more products.

Our commercial success depends in part on our ability to operate without infringing the patents and other proprietary rights of third parties. Infringement proceedings in the pharmaceutical industry are lengthy, costly and time-consuming and their outcome is uncertain.

We may also be forced to engage in litigation to enforce any patents issued or licensed to us, or to determine the scope and validity of third party proprietary rights. Moreover, if our competitors prepare and file patent applications in the U.S. to claim technology that is also claimed by us, we may be forced to participate in interference proceedings declared by the PTO to determine priority of invention. In addition, in Europe, any patents issued to us may be challenged by third parties in opposition proceedings. Litigation and participation in such proceedings could result in substantial costs and diversion of our efforts, even if the eventual outcome is favorable to us. Litigation could also subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using certain technology.

If we become involved in any a dispute regarding our intellectual property rights, including litigation, interference, opposition or other administrative proceedings, regardless of whether we prevail, we will have to devote significant time, incur substantial expense, and divert the efforts of our technical and management personnel toward resolving the dispute, which could harm our business. Intellectual property litigation in the pharmaceutical industry is common, and we expect this to continue.

If a dispute is resolved not in our favor, we could lose our proprietary position and be restricted or prevented from developing, manufacturing and selling the affected products, incur significant damage awards, including punitive damages, or be required to seek third-party licenses that may not be available on commercially acceptable terms, if at all. We may also be subject to injunctive or other equitable relief. In addition, we may lack the resources, whether financial or otherwise, to monitor, prosecute and enforce our intellectual property rights. Moreover, our collaborators may choose not to enforce or maintain their intellectual property rights, and we may be forced to incur substantial additional costs to maintain or enforce such rights or may incur additional risks should we choose not to maintain or enforce such rights.

The ability to market Acticoattm products and any other products we develop is subject to the intellectual property rights of third parties.

Acticoattm products, and the product candidates we currently are developing and those we may develop in the future, may infringe patent and other rights of third parties. In addition, our competitors, many of which have substantially greater resources than us and have made significant investments in competing technologies or products, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use and sell products either in North America or international markets. Even if we are successful in defending a claim of infringement, engaging in costly and time-consuming litigation could have an adverse effect on our business and financial condition.

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

Risks Related to Our Common Shares

There has been limited trading in our common shares and, as a result, the market price of our common shares may be highly volatile.

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

The market price of our common shares is volatile. Since our public offering on December 22, 2005 and through February 11, 2008, our common shares have traded on the NASDAQ Global Market between $0.46 and $16.88 per share. While our common shares are also traded on the Toronto Stock Exchange, the majority of trading in our common shares has taken place on the NASDAQ Global Market. The stock market in general, and the market for stocks of medical devices and pharmaceutical companies in particular, have experienced high volatility. As a result, the market price of our common shares is likely to continue to be volatile, and investors in our common shares may experience a decrease, which could be substantial, in the value of their shares, including decreases unrelated to our operating performance or prospects. The market price of our common shares could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere in this Item 1A and others such as:

•	variations in our operating performance and the performance of our competitors or companies that are perceived to be similar to us;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	results of pre-clinical and clinical trials by us and our competitors;

•	changes in estimates or recommendations by securities analysts;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	strategic decisions by us, our controlling shareholder, or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic collaborations or investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the media or investment community;

•	changes in accounting principles;

•	litigation; and

•	changes in general market and economic conditions.

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

Prior to the issuance of our common shares in our initial public offering, Westaim held 100% of our outstanding common shares and currently holds approximately 75% of our outstanding common shares. Pursuant to the terms of a registration rights agreement between Westaim and us, Westaim may require us, on no more than two occasions, to use reasonable best efforts to register all or a portion of its registrable securities for resale in the public markets in the U.S. and to file a prospectus qualifying the common shares it owns for resale in Canada, so long as the anticipated aggregate proceeds from the sale of such registrable securities, net of underwriting discounts and expenses would exceed $5.0 million and subject to our right to defer filing under certain circumstances. Sales of a significant number of our common shares, or the perception that these sales could occur, could materially and adversely affect the market price of our common shares and impair our ability to raise capital through the sale of additional equity securities.

The amount of our net operating loss carryovers may be limited.

Our tax pools are subject to review and potential disallowance, in whole or in part, by the Canada Revenue Agency (“CRA”) in Canada and the Internal Revenue Service (“IRS”) in the United States upon audit of our federal income tax returns, and we cannot predict the results of any such review. In 2005, the CRA commenced an examination of our Canadian income tax returns for 2001 and 2002, and in December 2007, we received correspondence from the CRA proposing certain transfer pricing adjustments with respect to income allocations between our Canadian and U.S. entities for those years. In the third quarter of 2008, we received a report from the CRA which provided additional information with respect to the proposed adjustments. We have been working with the CRA to resolve the audit matters under review and have made a further submission of information to the CRA in this regard. Resolution of the audit matters under review may apply to taxation years beyond 2002. Any reassessments to be issued by the CRA, on an aggregate basis, could result in a material effect on our consolidated financial statements, although at this time, the potential impact cannot be reasonably estimated. We have provided notification to the IRS of our intention to seek competent authority assistance with respect to the 2001 and 2002 taxation years.

The amount of net operating loss carryovers, or NOLs, which may be used by us for U.S. federal income tax purposes in any future year could be limited by Section 382 of the Internal Revenue Code of 1986, as amended. In general, Section 382 would limit our ability to use NOLs for U.S. federal income tax purposes in the event of certain changes in ownership of our company, including as a result of sales of our common shares by Westaim and future offerings of common shares by us or as a result of certain changes in ownership of Westaim including as a result of future offerings of common shares of Westaim. If such limitations were triggered as a result of future shifts in ownership of us or Westaim, the use of our NOLs for U.S. federal income tax purposes would be limited. Any limitation of our use of NOLs could (depending on the extent of such limitation and the amount of NOLs previously used) result in us retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes. We have not demonstrated an ability to produce positive tax income consistently on an annual basis. Accordingly, we cannot predict when or if we will generate taxable income and whether and to what extent we will be able to use our NOLs to offset any such taxable income.

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

As a “foreign private issuer” under the U.S. securities laws, we are subject to different laws and rules than a domestic U.S. issuer, which may limit the information publicly available to our shareholders.

As a foreign private issuer we are not required to comply with certain of the disclosure requirements of the Securities Exchange Act of 1934, or Exchange Act, (such as proxy statements) and therefore there may be less publicly available information about us than if we were a U.S. domestic issuer. In addition, our officers, directors and principal shareholders are exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and the rules thereunder. All of our directors, officers and principal shareholders will be subject to the insider reporting rules under Canadian securities legislation and are required to file reports in electronic format through the System for Electronic Disclosure by Insiders, or SEDI, disclosing changes in beneficial ownership, or control or direction over, our common shares and other securities. Our shareholders can access such reports at www.sedi.ca. Because we are not subject to Section 16 of the Exchange Act, our shareholders must use SEDI, and not the SEC’s filing system, to track ownership of our common shares by insiders.

We may choose to rely on exemptions under the NASDAQ rules for controlled companies and foreign private issuers, which may affect the amount and type of information available to investors.

NASDAQ Marketplace Rule 4350(c)(5) allows controlled companies to adhere to different NASDAQ listing requirements with respect to independent directors and certain corporate governance requirements. As a controlled company, we are eligible for, but have not opted into, this exemption. In addition, as a foreign private issuer, we are eligible to follow home country practice where allowed under Canadian law in lieu of compliance with certain NASDAQ rules. We may elect to do this on a case-by-case basis, but to date have not so elected. Should we elect to be treated as a controlled company or to follow home country practice, it is likely that we would be subject to different and potentially less stringent disclosure or governance requirements, which may affect the amount and type of information available to investors, investor confidence and thus the trading volume and the market price of our common shares.

You may be unable to enforce actions against us or certain of our directors and officers under U.S. federal securities laws.

We are a corporation organized under the laws of Alberta, Canada. One half of our directors and certain of our officers reside outside of the U.S. Service of process upon such persons may be difficult or impossible to effect within the U.S. Furthermore, because a substantial portion of our assets, and substantially all of the assets of our non-U.S. directors and officers and the Canadian experts named herein, are located outside of the U.S., any judgment obtained in the U.S., including a judgment based upon the civil liability provisions of U.S. federal securities laws, against us or any of such persons may not be collectible within the U.S. In addition, there is doubt as to the applicability of the civil liability provisions of U.S. federal securities law to original actions instituted in Canada. It may be difficult for an investor, or any other person or entity, to assert U.S. securities laws claims in original actions instituted in Canada. Therefore, it may not be possible to enforce those actions against us or certain of our directors and officers.

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

Our authorized preferred shares are available for issuance from time to time at the discretion of our board of directors, without shareholder approval. Our board of directors may amend our articles without shareholder approval to fix the number of preferred shares in, and determine the designation of the shares of, each series of preferred shares and may create, define and attach voting, dividend and other rights and restrictions to the shares of each series, subject to the rights and restrictions attached to our preferred shares as a class. The economic, voting and other rights attaching to a particular series of our preferred shares may be superior to those of our common shares and may dilute or otherwise adversely affect the voting and economic interests of the holders of our common shares.

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

ITEM 2. PROPERTIES

Our Fort Saskatchewan, Alberta facility is leased and consists of manufacturing, laboratory and office space. Our Princeton, NJ facility is leased and consists of only administrative office space. In December, 2008, we terminated our office and laboratory space lease in Wakefield, Massachusetts which had previously been used for administration, marketing, sales and pharmaceutical research and development.

We estimate that our existing production facility in Fort Saskatchewan has the capacity to produce Acticoattm products with a value, expressed in terms of the sales price to end users, of at least $100 million, based on existing product mix and current sales prices. Our current manufacturing capacity is expected to be sufficient to meet our immediate production capacity needs required in connection with our development of additional products and the satisfaction of current Smith & Nephew demand for Acticoattm. This estimate is based on a number of assumptions and uncertainties, and actual increases in capacity may be different.

We believe that our leased facilities in Alberta and New Jersey are generally in good condition, are well maintained, and are generally suitable to carry on our business. In 2008, the Alberta manufacturing facility operated moderately below capacity. We consolidated all of our research and development activities into our Alberta facility with the closure of our Massachusetts facility.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we may be subject to litigation and claims from third parties. We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common shares are traded on the NASDAQ under the symbol “NCST” and on the TSX under the symbol “NCS.” Our common shares began trading on December 22, 2005. The table below sets forth, for the calendar quarter indicated, the high and low sale prices of our common shares as reported by the NASDAQ and the TSX for the years ended December 31, 2008 and 2007.

	NASDAQ		TSX
	High	Low	High	Low
	(U.S.$)	(U.S.$)	(CDN$)	(CDN$)

2008
First Quarter	$2.14	$1.01	$2.02	$1.24
Second Quarter	$1.65	$0.97	$1.40	$1.00
Third Quarter	$1.10	$0.52	$1.10	$0.68
Fourth Quarter	$1.08	$0.46	$1.26	$0.60

2007
First Quarter	$5.58	$3.15	$6.50	$3.67
Second Quarter	$3.62	$1.95	$5.92	$1.99
Third Quarter	$5.84	$1.91	$5.92	$2.01
Fourth Quarter	$2.95	$1.40	$2.96	$1.41

Number of Shareholders

On February 13, 2009, there were approximately 17 holders of record of our common shares, one of which was Cede & Co., a nominee for Depository Trust Company and one of which was The Canadian Depository for Securities Limited, or CDS. All of our common shares held by brokerage firms, banks and other financial institutions in the United States and Canada as nominees for beneficial owners are considered to be held of record by Cede & Co. in respect of brokerage firms, banks and other financial institutions in the United States, and by CDS in respect of brokerage firms, banks and other financial institutions located in Canada. Cede & Co. and CDS are each considered to be one shareholder of record.

Dividends and Return of Capital

We did not pay any cash dividends on our share capital in 2008 or 2007. On February 12, 2009, our shareholders approved a special resolution to reduce the stated capital of our outstanding common shares for the purpose of distributing $0.80 cash per common share to our shareholders. The record date for the distribution was set as February 17, 2009. We will distribute $14.7 million to shareholders on February 25, 2009.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

In August 2008, we announced a program to repurchase up to 900,000 shares of our outstanding common stock for an amount not to exceed $1.3 million. In the fourth quarter of 2008, we used $0.1 million of cash to purchase 65,100 shares of our common stock under this share repurchase program. The repurchase program was authorized through June 30, 2009, and may be modified or discontinued at any time.

ISSUER PURCHASES OF EQUITY SECURITIES
				(d)
				Maximum Number
			(c)	(or Approximate
			Total Number of	Dollar Value) of
	(a)		Shares Purchased	Shares that May
	Total Number	(b)	as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

October 1 to October 31, 2008	50,400	$0.79	50,400	849,600
November 1 to November 30, 2008	14,700	$0.92	14,700	834,900
December 1 to December 31, 2008	—	—	—	834,900
Total	65,100	$0.82	65,100	834,900

Tax consequences to U.S. shareholders

If we were to pay dividends or make distributions to shareholders that are U.S. residents and that are not residents, or deemed to be residents, in Canada, and do not hold, and are not deemed to use or hold, common equity in connection with carrying on a business in Canada (a “U.S. Investor”), those dividends would generally be subject to a 25% withholding tax in Canada. The Canada-United States Income Tax Convention generally provides for a reduction in this withholding tax rate to 15% (and to 5% for U.S. Investor that is a corporation and the beneficial owner of at least 10% of our voting stock). Accordingly, under current tax law, our U.S. Investors would generally be subject to a Canadian withholding tax at a 15% rate on dividends paid by us, provided that they have complied with applicable procedural requirements to claim the benefit of the reduced rate under the tax treaty. Each U.S. Investor will generally be entitled to claim a foreign tax credit or a deduction for the Canadian withholding tax, subject to certain applicable limitations. U.S. Investors should consult their tax advisors with respect to the tax consequences and requirements applicable to them, based on their individual circumstances.

Information regarding our equity compensation plans required by Item 201(d) of Regulation S-K may be found under “Item 12 — Securities Authorized for Issuance Under Equity Compensation Plans.”

Share Price Performance Graph

For each year ending December 31, 2006, 2007, and 2008 the following graph shows the total cumulative shareholder return on a $100 investment in our common stock as of December 31, 2005 compared to the cumulative total return of the NASDAQ Healthcare Index and the cumulative total return of the NASDAQ Composite Index.

	NASDAQ	NASDAQ
Date	Healthcare Index	Composite Index	NCST

2005	100	100	100
2006	100	110	45
2007	111	120	13
2008	92	72	9

Information about our Annual Meeting

Our By-laws set forth the requirements for a quorum for transaction of business at meetings of our shareholders, and the NASDAQ Stock Market imposes an additional minimum quorum requirement. Both requirements must be met at meetings of our shareholders. Our By-laws provide that quorum is at least two persons present in person, and each holding or representing by proxy at least one of our issued common shares. Notwithstanding the foregoing, if we have only one shareholder, or one shareholder holding a majority of the shares entitled to vote at the meeting, that shareholder present in person or by proxy constitutes a meeting and a quorum for such meeting. In addition, the NASDAQ Stock Market requires that at least 33 1/3% of our outstanding common voting stock be represented, in person or by proxy, in order to have a quorum.

ITEM 6. SELECTED FINANCIAL DATA

We have derived the selected consolidated financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 from our audited consolidated financial statements that are included elsewhere in this annual report. We have derived the selected consolidated financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2005 and 2004 from our audited consolidated financial statements for years prior to our initial public offering. Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles or GAAP. Historical results are not necessarily indicative of the results to be expected in future periods.

You should read the following selected consolidated financial data together with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this annual report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	Amounts in Thousands

Results of Operations Data:
Revenue:
Wound care product revenue	$20,907	$20,092	$24,369	$18,636	$14,682
Milestone revenue(1)	—	10,000	—	5,000	10,000

Total revenue	20,907	30,092	24,369	23,636	24,682
Costs:
Manufacturing	12,842	14,477	16,053	10,015	7,141
Research and development	4,955	6,303	11,162	8,520	8,971
General and administrative	9,062	9,481	7,195	4,245	4,122
Write down of capital assets	174	1,173	1,049	—	—

(Loss) income from operations	(6,126)	(1,342)	(11,090)	856	4,448
Other income (expenses):
Foreign exchange gains (losses)	2,819	(3,283)	(298)	193	82
Interest income	347	744	1,165	12	66
Interest expense(2)	—	—	(310)	(3,540)	(3,229)

(Loss) income before income taxes and cumulative effect of a change in accounting principle	(2,960)	(3,881)	(10,533)	(2,479)	1,367
Current income tax (expense) recovery(3)	(11)	(140)	41	(162)	(19)

(Loss) income before cumulative effect of a change in accounting principle	(2,971)	(4,021)	(10,492)	(2,641)	1,348
Cumulative effect of a change in accounting principle	—	—	(7)	—	—
Net (loss) income	$(2,971)	$(4,021)	$(10,499)	$(2,641)	$1,348

Net (loss) income per common share — basic and diluted	$(0.16)	$(0.22)	$(0.58)	$(0.27)	$0.14

Weighted average number of common shares outstanding
— basic	18,365,053	18,333,810	17,964,332	9,764,486	9,727,500
— diluted	18,365,053	18,333,810	17,964,332	9,764,486	9,905,464

(1)	Certain milestone revenue may relate in part to sales activity in prior periods.

(2)	Prior to our initial public offering, Westaim provided all of the external funding necessary to operate our business, and all of the indebtedness reflected on our consolidated balance sheets for periods through December 31, 2005 reflects funding from Westaim.

(3)	Although we are currently a majority owned subsidiary of Westaim, Canadian tax laws do not allow for the filing of a consolidated income tax return with Westaim. Accordingly, we have filed our own tax returns and the income tax expenses reflected in the above financial data reflect our actual consolidated income tax expense for the applicable periods.

	As of December 31,
	2008	2007	2006	2005	2004
	Amounts in Thousands

Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,388	$17,841	$18,926	$35,901	$948
Current assets	31,751	37,618	33,591	48,992	8,002
Total assets	41,800	51,299	45,892	59,460	15,597
Current liabilities(1)	2,949	3,828	2,306	45,691	37,181
Working capital (deficiency)	28,802	33,790	31,285	3,301	(29,179)
Shareholders’ capital	84,954	84,287	83,154	42,629	3,534
Accumulated other comprehensive income (loss)	5,528	557	(5,490)	(5,281)	(4,180)
Accumulated deficit	(41,070)	(38,099)	(34,078)	(23,579)	(20,938)
Total shareholders’ equity (deficit)	38,356	46,745	43,586	13,769	(21,584)

(1)	Includes indebtedness to Westaim of $39,642, $33,482, as of December 31, 2005 and 2004, respectively.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	Amounts in Thousands

Additional Revenue and Gross Margin Details:
Wound care product revenue	$25,407	$24,592	$24,369	$18,636	$14,682
Manufacturing cost rebate	(4,500)	(4,500)	—	—	—

Total revenue excluding milestone revenue(1)	20,907	20,092	24,369	18,636	14,682
Manufacturing costs	12,842	14,477	16,053	10,015	7,141

Gross margin excluding milestone revenue(1)	$8,065	$5,615	$8,316	$8,621	$7,541
Gross margin percent excluding milestone revenue(1)	39%	28%	34%	46%	51%
Milestone revenue(2)	—	10,000	—	5,000	10,000

Total revenue	20,907	30,092	24,369	23,636	24,682

(1)	Total revenue excluding milestone revenue equals wound care product revenue and the manufacturing cost rebate. Gross margin excluding milestone revenue is equal to total revenue excluding milestone revenue minus manufacturing costs and gross margin percent excluding milestone revenue is equal to gross margin excluding milestone revenue divided by total revenue excluding milestone revenue. These non-GAAP measures are used by management to evaluate how effective our manufacturing operations are compared to the revenues generated. We believe this measure is useful to investors for the reasons discussed under “Critical Accounting Policies and Significant Judgments and Estimates” on page 49. We believe that these measurements should be considered in addition to the full GAAP presentation of our results.

(2)	Certain milestone revenue may relate in part to sales activity in prior periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We developed and sold advanced wound care products with our SILCRYSTtm coating under the Acticoattm trademark until May 2001 when we entered into a series of agreements with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under these agreements which were amended in 2007, we license to Smith & Nephew the exclusive right to market, distribute and sell products with our SILCRYSTtm coatings for use on non-minor skin wounds and burns on humans world-wide, and manufacture these products and supply them exclusively to Smith & Nephew. We also sold various assets to Smith & Nephew in connection with the license and supply agreements, including the Acticoattm trade name and trademark, various regulatory approvals and certain manufacturing equipment, which we lease back. Advanced wound care products with our SILCRYSTtm coatings have received FDA clearance and approval of other regulators and are now sold by Smith & Nephew in over 30 countries around the world, including the United States, under its Acticoattm trademark. We continue to work with Smith & Nephew to develop new Acticoattm wound care products with our SILCRYSTtm coating, and in the fourth quarter of 2008 we announced that Health Canada granted marketing approval for Acticoattm Flex barrier dressing for wounds that require up to seven days of sustained antimicrobial activity. Additional country approvals for Acticoattm Flex are anticipated in 2009, including an FDA 510(k) clearance. Smith & Nephew has indicated that it expects to launch the Acticoattm Flex product in North America and Europe during 2009.

We are a majority owned subsidiary of the Westaim Corporation (“Westaim”), a Canadian company incorporated in Alberta and the shares of which are listed on the Toronto Stock Exchange. Westaim owns approximately 75% of our outstanding common stock as of the date of filing of this annual report. In May 2008, Westaim announced that as a part of an overall strategic review, it was reviewing alternatives for monetizing its investment in NUCRYST, including the sale of its NUCRYST shares to a third party, the distribution of its NUCRYST shares to shareholders of Westaim or the investment of Westaim’s remaining liquid assets in NUCRYST. In December 2008, we received a requisition from Westaim to call a special meeting of shareholders to consider a return of capital of $0.80 per share to shareholders. On February 12, 2009, the special meeting was held and, pursuant to section 38(1) of the Business Corporations Act (Alberta), a special resolution was approved to reduce the stated capital of our outstanding common shares by an amount equal to the product of the number of common shares outstanding on February 17, 2009 and $0.80, for the purpose of distributing $0.80 cash per common share to shareholders. This equates to a return of capital of approximately $14.7 million. The record date for the distribution was set as February 17, 2009 and we will be completing this shareholder approved distribution on February 25, 2009.

We experienced changes in management in 2008 and January 2009. In August 2007, Mr. Thomas E. Gardner was appointed Chairman of the Board, President and Chief Executive Officer. In May 2008, Mr. David B. Holtz was appointed our Vice President, Chief Financial Officer. In January 2009, Mr. Gardner resigned as our Chairman of the Board, President and Chief Executive Officer and Mr. Holtz was appointed interim President and Chief Executive Officer in addition to his Chief Financial Officer responsibilities. Mr. Neil Carragher, our lead director, was appointed Chairman of our board of directors. Mr. Gardner resigned from his position as a director of our company on February 11, 2009.

We currently do not have any products being sold in the marketplace other than Acticoattm wound care products being sold by Smith & Nephew. Consequently, our results of operations depend solely on Acticoattm product sales generated by Smith & Nephew under our agreements with Smith & Nephew. The amount of our revenues in general and royalty revenues in particular, is determined primarily by the level of sales of Acticoattm products achieved by Smith & Nephew. On February 12, 2009, Smith & Nephew reported its annual 2008 results for its wound care business. Smith & Nephew reported a 7% growth in the business prior to the impact of foreign currency changes. Acticoattm product sales by Smith & Nephew were $60 million for the years ended December 31, 2008 and 2007. We believe that market conditions in the advanced would care market, including the silver dressing segment, have become more competitive due in part to increased competition and customer cost containment efforts. We are uncertain as to whether or the extent to which this increased competition or Smith & Nephew’s ability to introduce other silver-based serious wound care products has had, or will have an impact on Acticoattm product sales and our revenues in the future, as it will depend on future events, including Smith & Nephew’s response to market conditions. Since the execution of amended agreements with Smith & Nephew in September 2007, Smith & Nephew has introduced three new wound care products with other forms of silver (Algisite Ag, Allevyn Ag and Biostep Ag). We believe that some of these new silver based wound care products will serve to simply complement the existing Acticoattm products marketed by Smith & Nephew without impacting sales of Acticoattm products while others may be viewed as alternatives to Acticoattm products, thereby potentially adversely affecting Acticoattm product sales and ultimately our operating revenues in the foreseeable future.

We believe that the demand for Acticoattm products will be driven by demographic factors, including population aging, the incidence of medical conditions such as diabetes and obesity; by the displacement of traditional wound care products that we believe are clinically less effective than products using our SILCRYSTtm coatings; by the introduction of Acticoattm products using our SILCRYSTtm coatings to new countries and for new applications; and by the degree to which Smith & Nephew is successful in selling and marketing these products in view of increasing competition from other silver-based wound care products, including any such products that Smith & Nephew may now introduce pursuant to its ability to do so under our amended agreements. Any termination of or significant disruptions in our agreements or relationship with Smith & Nephew, or a significant reduction in sales of Acticoattm products, would likely have a material adverse effect on our business and results of operations.

Outside of our Smith & Nephew agreements, we are continuing our efforts to extend our nanocrystalline silver technology to develop other medical devices to combat infection and inflammation. While we discontinued our efforts to develop pharmaceutical products containing our NPI 32101 for the treatment of gastrointestinal conditions in 2008, we are continuing to explore commercialization avenues for our topical barrier cream containing NPI 32101 as well as discussing with third parties other product applications for our coating technology outside of wound care.

In addition to our efforts to expand our revenue base, we have been reviewing our overall operations and reducing the level of expenditures, particularly in certain development areas. In the fourth quarter of 2008, we closed our Wakefield, Massachusetts research center and relocated our corporate headquarters to Princeton, New Jersey. We remain focused on looking for development opportunities with third-parties in various clinical areas, but we do not expect to develop additional pharmaceuticals applications for NPI 32101 without first securing commercialization partners.

Revenue Recognition

Our revenues under our amended license and supply agreements with Smith & Nephew consist of manufacturing cost reimbursements on a fixed overhead cost basis, royalties, payments upon the achievement of specified milestones and reimbursement of a portion of the costs we incur in connection with the development of and improvement to SILCRYSTtm coated products covered by the agreements. The royalty rates under the amended agreements were maintained except for the elimination of a supplemental royalty that was payable to us if certain gross profit margins were achieved on sales of Acticoattm products over a specified threshold. We record our royalty revenues upon the sale of our products by Smith & Nephew to its customers. Our royalty revenue varies in proportion to increases or decreases in Smith & Nephew’s sales of its Acticoattm products. In that regard, Smith & Nephew has authority to unilaterally determine the selling price for its Acticoattm products. Moreover, although Smith & Nephew has agreed to use reasonable commercial efforts to market Acticoattm products, Smith & Nephew is not required to purchase any significant amount of product from us.

Effective January 1, 2007, under the amended supply agreement with Smith & Nephew, the method by which we determine the price we charge for the products we manufacture and supply to Smith & Nephew was changed from a fully allocated cost of manufacturing reimbursement mechanism to a system whereby we recover a fixed overhead charge plus all direct costs incurred in manufacturing Acticoattm products, including direct material, direct labor, labeling, testing and packaging. The overhead component of the unit pricing mechanism has been fixed at a minimum floor amount equal to all indirect costs we incurred in 2007 related to the manufacture of Acticoattm products, including administration, labor, rent, insurance, utilities, repairs and quality control. This fixed floor amount is payable by Smith & Nephew in each of 2007, 2008 and 2009 regardless of the actual volume of Acticoattm products ordered by Smith & Nephew and regardless of our actual overhead costs during the year. The amended agreements provide for a reconciliation process such that if we have not received sufficient orders to cover the fixed overhead charge by a certain date each year, we are entitled to immediately invoice Smith & Nephew for the difference. In addition, as part of the new pricing mechanism, we agreed to pay Smith & Nephew an annual manufacturing cost rebate in the amount of $4.5 million in each of 2007, 2008 and 2009 in anticipation of annual reductions we intend to achieve in our cost of goods manufactured for Smith & Nephew over the same time period. We recognize the manufacturing cost rebate as a reduction to wound care product revenue. In 2008, to control expenses, we continued making adjustments to our manufacturing operations, including reductions in our workforce. Through these workforce reductions, together with the implementation of manufacturing production efficiencies and overhead cost reduction initiatives, we achieved actual reductions in our overhead costs sufficient to offset a significant portion of the manufacturing cost rebate we paid to Smith & Nephew in 2008. Under the amended supply agreement, we are to negotiate future product pricing with Smith & Nephew for 2010 and beyond.

We also receive milestone payments upon Smith & Nephew’s achievement of specified sales levels of Acticoattm products and upon the achievement of regulatory events specified in our agreements with Smith & Nephew. The achievement of both of these events is out of our control and, therefore, it is uncertain as to whether or when we will earn future milestone payments. The amended agreements modified the criteria for the achievement of one of the milestones such that we immediately earned a milestone payment of $5.0 million during the quarter ended September 30, 2007. We earned an additional $5.0 million milestone in the fourth quarter of 2007 related to the achievement of a specified sales level. The maximum amount of milestone payments that we may receive under the Smith & Nephew agreements, including the $29.0 million of milestone payments we have already received, is $56.5 million. The timing and receipt of a milestone payment affects the comparability of period-to-period results and may have a material effect on financial results.

Until September 2007, Smith & Nephew reimbursed us for all costs and expenses incurred in connection with approved research and development activities for the development of new products and improvements to existing products covered by our agreements with Smith & Nephew. Under the amended agreements, we now only receive reimbursement from Smith & Nephew for that portion of our internal development costs incurred in the joint development of new products with Smith & Nephew that exceed an amount equal to 1.5% of Smith & Nephew’s net sales of Acticoattm products in the year. During the year ended December 31, 2008, no reimbursement for research and development costs was received from Smith & Nephew.

Product Development

We bear all costs relating to our research and development activities for our prospective products outside of our agreements with Smith & Nephew. In the future, in order to expand our business, we may consider acquisitions of intellectual property or companies engaged in the development, production and sale of drugs or medical devices. Any acquisitions may require that we obtain additional financing.

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

We filed an additional 510(k) application with the FDA to expand the claims and indications for our barrier cream. We applied for a claim that barrier cream relieves the signs and symptoms of dermatoses. In May 2008, we received a request from the FDA for additional information regarding this submission. We requested an extension of time regarding our response to the FDA’s questions as we worked to review commercial alternatives for the barrier cream. While these additional claims and indications would expand the potential market for the barrier cream, the application for this expansion was withdrawn without prejudice. We will consider the resubmission of this application once we secure a commercialization partner for the barrier cream.

With the closure of our Wakefield, Massachusetts research center, we have reduced our pharmaceutical development activities and we expect to further reduce development costs around our existing pharmaceutical development programs. We remain focused on identifying development opportunities with third-parties in various clinical areas, but we do not expect to develop additional pharmaceuticals applications for NPI 32101 without first securing commercialization partners.

Results of Operations

The tables below shows our revenues and gross margin for the three years ended December 31, 2008.

	Year Ended December 31,
	2008	2007	2006
	Amounts in Thousands

Wound care product revenue	$25,407	$24,592	$24,369
Manufacturing cost rebate	(4,500)	(4,500)	—

Total revenue excluding milestone revenue	20,907	20,092	24,369
Manufacturing costs	12,842	14,477	16,053

Gross margin excluding milestone revenue(1)	$8,065	$5,615	$8,316
Gross margin percent excluding milestone revenue(1)	39%	28%	34%
Milestone revenue(2)	—	10,000	—
Total revenue	20,907	30,092	24,369

(1)	Total revenue excluding milestone revenue equals wound care product revenue and the manufacturing cost rebate. Gross margin excluding milestone revenue is equal to total revenue excluding milestone revenue minus manufacturing costs and gross margin percent excluding milestone revenue is equal to gross margin excluding milestone revenue divided by total revenue excluding milestone revenue. These non-GAAP measures are used by management to evaluate how effective our manufacturing operations are compared to the revenues generated. We believe this measure is useful to investors for the reasons discussed under “Critical Accounting Policies and Significant Judgments and Estimates” on page 49. We believe that these measurements should be considered in addition to the full GAAP presentation of our results.

(2)	Certain milestone revenue may relate in part to sales activity in prior periods.

Year Ended December 31, 2008 and December 31, 2007

Revenue and Gross Margin

Total revenue, which consist of wound care product revenue (less the manufacturing cost rebate) and milestone revenue, for the year ended December 31, 2008 was $20.9 million compared to $30.1 million for the year ended December 31, 2007. The decrease of $9.2 million is attributable primarily to $10.0 million in milestone payments that were earned from Smith & Nephew in 2007 whereas no milestone payments were earned in 2008. Wound care revenue less the manufacturing cost rebate increased to $20.9 million for the year ended December 31, 2008 from $20.1 million for the year ended December 31, 2007. Under the revised supply agreement, we pay Smith & Nephew an annual $4.5 million manufacturing cost rebate in 2007, 2008 and 2009 in anticipation of annual reductions we intend to achieve in our cost of goods manufactured for Smith & Nephew over the same time frame. Wound care product revenue, which consists of royalty revenues and manufacturing cost reimbursements, increased by $0.8 million to $25.4 million for the year ended December 31, 2008 compared to $24.6 million for the year ended December 31, 2007 due primarily to the payment by Smith & Nephew of additional amounts of our fixed overhead costs regardless of the volume of products shipped in 2008.

Manufacturing costs for the year ended December 31, 2008 were $12.8 million compared to $14.5 million for the year ended December 31, 2007. The decrease of $1.7 million is primarily attributable to the combined effect of manufacturing cost savings realized in the period through the implementation of efficiencies in our manufacturing process, together with a 5% decline in units ordered by and shipped to Smith & Nephew. During 2008, we continued to recognize significant cost reductions in our manufacturing process and overhead structure to offset the $4.5 million manufacturing cost rebate we pay to Smith & Nephew. These cost reductions were achieved primarily through lower headcount, manufacturing process improvements and leased space consolidations. We expect to continue to manage our manufacturing costs to achieve further reductions in 2009.

Gross margin excluding milestone revenue for the year ended December 31, 2008 was $8.1 million, or 39%, compared to $5.6 million, or 28%, for the year ended December 31, 2007. The improvement in gross margin is primarily attributable to the increase in cost reductions offsetting the fixed manufacturing cost rebate and an increase in the level of fixed overhead costs we were able to recover under the amended supply agreement. While we expect to realize and maintain manufacturing cost reductions sufficient to offset all or a significant portion of the manufacturing cost rebate in 2009, our actual gross margin in 2009 will vary based on our actual cost reductions compared to the fixed level of overhead reimbursement provided by Smith & Nephew and the $4.5 million manufacturing cost rebate.

We recognize manufacturing revenue when we ship our products to Smith & Nephew and royalty income when Smith & Nephew sells our products to its customers. We accrue the manufacturing cost rebate evenly throughout the year.

Consequently, our gross margin percent may vary from period to period due to differences in timing of when we ship our products to Smith & Nephew and when Smith & Nephew sells our products to its customers.

Other Operating Costs

Research and development costs for the year ended December 31, 2008 were $5.0 million compared to $6.3 million for the year ended December 31, 2007. The decrease of $1.3 million from 2008 to 2007 is due to the costs savings we achieved in 2008 associated with further reductions we made in 2008 to our pharmaceutical research and development programs. In the fourth quarter of 2008, we completed the closure of our laboratory space in Wakefield, Massachusetts and transferred all remaining pharmaceutical development activities to our Fort Saskatchewan, Alberta facility. We continue to review our development capabilities and look for additional cost reductions. We do not expect to fund any new development programs outside of our relationship with Smith & Nephew until we identify commercial partners that can support these efforts.

General and administrative costs for the year ended December 31, 2008 were $9.1 million compared to $9.5 million for the year ended December 31, 2007. The decrease of $0.4 million is attributable primarily to a decrease in general and administrative costs at our Fort Saskatchewan facility, lower contractual consulting costs, and a decline in stock option compensation expense recognized in the year. The decrease in general and administrative costs was partially offset by costs associated with the fourth quarter closure of the Wakefield, Massachusetts facility and higher professional advisory fees. We continue to review our general and administrative costs and we expect that the changes we have implemented and expect to implement in 2009 will further reduce our general and administrative costs in 2009.

We incurred a $0.2 million capital asset write off of leasehold improvements for the year ended December 31, 2008 with the closure of our Wakefield, Massachusetts facility. For the year ended December 31, 2007, we incurred a $1.2 million capital asset write down of obsolete capital equipment.

Non-Operating Items

We had foreign exchange gains of $2.8 million for the year ended December 31, 2008 compared to a loss of $3.3 million for the year ended December 31, 2007. The changes in the U.S. dollar and Canadian dollar exchange rate results in unrealized currency gains and losses on our U.S. dollar working capital amounts held by our Canadian operations. All of our revenues from Smith & Nephew are received in U.S. dollars.

Our interest income for the year ended December 31, 2008 was $0.3 million compared to $0.7 million for the year ended December 31, 2007 due to a decline in interest rates throughout 2008.

Year Ended December 31, 2007 and December 31, 2006

Revenue and Gross Margin

Total revenue for the year ended December 31, 2007 was $30.1 million compared to $24.4 million for the year ended December 31, 2006. The increase of $5.7 million is attributable primarily to $10.0 million in milestone payments that were earned from Smith & Nephew in 2007. The impact of this milestone revenue was partially offset by a $4.5 million manufacturing cost rebate we paid to Smith & Nephew in 2007 under the revised supply agreement. Wound care product revenue, which consists of royalty revenues and manufacturing cost reimbursements less the manufacturing cost rebate, decreased by approximately $4.3 million to $20.1 million for the year ended December 31, 2007 compared to $24.4 million for the year ended December 31, 2006 due in large part to the manufacturing cost rebate.

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

Gross margin excluding milestone revenue for the year ended December 31, 2007 was $5.6 million or 28% compared to $8.3 million or 34% for the year ended December 31, 2006. The decrease of $2.7 million is attributable primarily to the $4.5 million manufacturing cost rebate that was recognized in 2007 as a reduction to wound care product revenue. No such cost rebate amount was recognized in the year ended December 31, 2006. The effect of the manufacturing cost rebate on gross margin was only partially offset by manufacturing cost reductions realized in the period.

Other Operating Costs

Research and development costs for the year ended December 31, 2007 were $6.3 million compared to $11.2 million for the year ended December 31, 2006. The decrease of $4.9 million from 2007 to 2006 is due in part to the fact that in the third quarter of 2006 we completed the only clinical study we had underway, our Phase 2 dermatological clinical study. No new clinical studies were initiated in 2007. The decrease is also partly due to the reductions we made to our research operations and staff in 2007 to conserve cash and control expenses.

General and administrative costs for the year ended December 31, 2007 were $9.5 million compared to $7.2 million for the year ended December 31, 2006. The increase of $2.3 million is attributable primarily to stock option compensation expense recognized in the year, severance and recruiting costs, consulting services relating to business development, and design services for the consolidation of our leased manufacturing facility in Fort Saskatchewan, Alberta.

We incurred a $1.2 million capital asset write down of obsolete capital equipment for the year ended December 31, 2007. For the year ended December 31, 2006, we incurred a $1.0 million capital asset write down in production facility design costs when a facility expansion project was cancelled.

Non-Operating Items

We had foreign exchange losses of $3.3 million for the year ended December 31, 2007 compared to a loss of $0.3 million for the year ended December 31, 2006. Our interest income for the year ended December 31, 2008 was $0.7 million compared to interest income, net of interest expense, of $1.2 million for the year ended December 31, 2007. Our interest expense of $0.3 million was related to debt due Westaim prior to the conversion of the debt to equity in January 2006.

Liquidity and Capital Resources

In December 2005, we completed our initial public offering of 4.5 million common shares for gross proceeds of $45.0 million. We used $6.9 million of net proceeds to partially repay debt owed to Westaim and retained the remaining net proceeds of $35.0 million to fund our operations. From our inception through the closing of our initial public offering, we financed our operations through various financing arrangements with Westaim. Westaim no longer provides us with any additional financing or other financial support. In December 2008, pursuant to a requisition received from Westaim, we called a special meeting of shareholders to consider a return of capital to shareholders of approximately $14.7 million. The special meeting of shareholders was held on February 12, 2009 and the special resolution was approved. A record date of February 17, 2009 was set for the distribution and we will complete the distribution of the return of capital on February 25, 2009. The return of capital represents approximately 63% of our cash and cash equivalents as of December 31, 2008. At December 31, 2008, we had cash and cash equivalents of $23.4 million compared to $17.8 million at December 31, 2007.

We currently have no third party debt or lines of credit or other financing arrangements in place with banks or other financial institutions. Additionally, the return of capital will significantly reduce our available capital to invest in the maintenance and growth of the business or to conduct strategic transactions at least until we can achieve consistent positive operating cash flows.

Cash provided from operations was $9.8 million for the year ended December 31, 2008 compared to cash used in operations of $2.7 million and $12.6 million for the years ended December 31, 2007 and 2006, respectively. We had $8.9 million in cash provided from operations for the year ended December 31, 2008 due to reductions in accounts receivable, $5.0 million of which was from a milestone earned in the fourth quarter of 2007. Cash used in operations of $2.7 million for the year ended December 31, 2007 was primarily the result of a $7.0 million use of cash in accounts receivable increases which was partially offset by a $4.0 million decline in inventory. The $12.6 million use of cash in operations for the year ended December 31, 2006 was primarily from the net loss of $10.5 million and a $4.9 million increase in non-cash working capital.

Cash used in investing activities amounted to $1.2 million for the year ended December 31, 2008, $2.0 million for the year ended December 31, 2007 and $4.6 million for the year ended December 31, 2006. In each of these years, the most significant use of cash was for capital expenditures, which were $1.2 million for the year ended December 31, 2008, $1.9 million for the year ended December 31, 2007 and $5.0 million for the year ended December 31, 2006. In 2005, we began construction of an expansion of our Fort Saskatchewan production facility which we completed in the first quarter of 2008. Given the completion of our production facility expansion, we expect our 2009 capital expenditures to remain consistent with the 2008 level of expenditures.

For the year ended December 31, 2008, we used $0.1 million of cash to purchase 65,100 shares of our common stock under a share repurchase program. In August 2008, we announced a program to repurchase up to 900,000 shares of our outstanding common stock for an amount not to exceed $1.3 million. The repurchase program was authorized through June 30, 2009, and may be modified or discontinued at any time. We had cash provided from financing activities of $0.8 million for the year ended December 31, 2007 and $0.3 million for the year ended December 31, 2006. Payment of $0.8 million was received from Westaim for the year ended December 31, 2007 as compensation for our agreement to surrender a portion of the space we leased from Westaim to facilitate the sale of their Fort Saskatchewan, Alberta buildings in which we are a tenant.

We expect that our available cash resources remaining after completion of the return of capital together with the revenue from our agreements with Smith & Nephew will be sufficient to support our current and expected operations for at least the next 18 months. However, the adequacy of our available funds to meet future operating and capital requirements will depend on many factors, including sales performance of Smith & Nephew’s Acticoattm products, the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our product candidates and the occurrence of unexpected developments.

We may seek to raise additional financing through the sale of equity, equity-related or debt securities or loans. The sale of additional equity or equity-related securities may result in additional dilution to our shareholders. Debt financing will expose us to risks of leverage, including the risk that we may be unable to pay the principal of and interest on our indebtedness when due, and that we may be required to pledge our assets as collateral for any debt financing that we obtain. Moreover, additional financing may not be available at times, in amounts or on terms acceptable to us or at all, particularly because we have granted a first priority security interest in certain critical patents and other intellectual property to Smith & Nephew. If we are unable to obtain additional financing if required, we may be forced to reduce the scope of, or delay or eliminate, some or all of our planned research, development and commercialization activities and we may also be required to reduce the scale of our operations, any of which could have a material adverse effect on our business.

Income Taxes

Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases. We have net operating loss carry forward for income tax purposes of approximately $33.0 million at December 31, 2008 compared to $35.0 million at December 31, 2007 and unclaimed scientific research and experimental development expenditures of approximately $9.5 million at December 31, 2008 compared to $8.6 million at December 31, 2007, that can be used to offset taxable income, if any, in future periods. We also have accumulated capital losses of approximately $1.7 million at December 31, 2008 compared to $2.1 million at December 31, 2007 as well as research and development tax credits of approximately $4.4 million at December 31, 2008 compared to $4.6 million at December 31, 2007. Recognized losses and credits have been fully offset by a valuation allowance. The net operating losses and research and development tax credits will expire at various times to the end of 2028.

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

Our tax pools are subject to review and potential disallowance, in whole or in part, by the Canada Revenue Agency (“CRA”) in Canada and the Internal Revenue Service (“IRS”) in the United States upon audit of our federal income tax returns, and we cannot predict the results of any such review. In 2005, the CRA commenced an examination of our Canadian income tax returns for 2001 and 2002, and in December, 2007, we received correspondence from the CRA proposing certain transfer pricing adjustments with respect to income allocations between our Canadian and U.S. entities for those years. These proposed adjustments, if processed, will not result in any cash tax liability. In the third quarter of 2008, we received a report from the CRA which provided additional information with respect to the proposed adjustments. We have been working with the CRA to resolve the audit matters under review and have made a further submission of information to the CRA in this regard. Resolution of the audit matters under review may apply to taxation years beyond 2002. Any reassessments to be issued by the CRA, on an aggregate basis, could result in a material effect on our consolidated financial statements, although at this time, the potential impact cannot be reasonably estimated. We have provided notification to the IRS of our intention to seek competent authority assistance with respect to the 2001 and 2002 taxation years.

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

The implementation of the provisions of FIN 48 did not have an impact on our financial position or results of operations, and did not result in any adjustment to our beginning tax positions at January 1, 2007. As at January 1, 2007 and December 31, 2007, we did not have any unrecognized tax benefits. During the year ended December 31, 2008, changes in the amount of our unrecognized tax benefits related to tax positions of the current year and prior years. The additions were mostly offset by reductions, resulting in unrecognized tax benefits of $0.2 million at the end of the year. Although we believe in the merit of our tax filing positions and intend to rigorously defend our transfer pricing policies, it is reasonably possible that the amount of unrecognized tax benefits could significantly increase or decrease within the next twelve months. At this time, an estimate of the range of reasonably possible outcomes cannot be made. Any increase or decrease in the unrecognized tax benefits will not likely have a significant impact on our effective tax rate due to the existence of the valuation allowance. Future changes in our assessment of the sustainability of tax filing positions may impact our income tax liability.

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

We have not demonstrated an ability to produce positive tax income consistently on an annual basis. Accordingly, we cannot predict when or if we will generate taxable income and whether and to what extent we will be able to use our NOLs to offset any such taxable income.

Contractual Commitments and Obligations at December 31, 2008

The table below reports commitments and obligations that have been recorded on our consolidated balance sheet as of December 31, 2008. Certain other obligations and commitments, while not required under United States generally accepted accounting principles (“GAAP”) to be included in the consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total
	(in millions)

Consolidated Obligations and Commitments
Facilities operating leases	$0.7	$1.5	$1.5	$1.6	$5.3
Contractual Obligations(1)	4.7	—	—	—	4.7
Purchase Obligations	1.0	—	—	—	1.0

Total obligations and commitments	$6.4	$1.5	$1.5	$1.6	$11.0

(1)	This commitment relates primarily to our obligation under our supply agreement to pay Smith & Nephew a manufacturing cost rebate in the amount of $4.5 million in 2009.

We are unable to make a reasonably reliable estimate as to when a cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above. See Note 11 to the Consolidated Financial Statements for additional information.

Other Agreements with Westaim

We obtain certain corporate and administrative services from Westaim and we paid rent and operating expenses on our manufacturing facility in Fort Saskatchewan, Alberta to Westaim until Westaim sold the buildings on May 8, 2007. Our leases were assigned to the purchaser of such facility who is not a related party. The total cost of the services, rent and operating expenses paid to Westaim were $0.3 million for the year ended December 31, 2008, $1.1 million for the year ended December 31, 2007, and $2.6 million for the year ended December 31, 2006. We have historically reimbursed Westaim for the cost of providing (or, in certain cases, for the cost of paying a third party to provide) certain corporate and administrative services to us. These services have included insurance and risk management, cash management, legal, human resources, payroll processing, environmental health and safety, tax and accounting and intellectual property maintenance services. These costs have been reflected in our consolidated financial statements. Westaim continues to supply certain services to us pursuant to a services agreement which provides that we reimburse Westaim for the fully allocated costs of providing (or for the cost of paying a third party to provide) those services. During 2007, our internal staff began to perform many of the services previously provided by Westaim. At December 31, 2008, we continue to receive insurance, risk management, intellectual property maintenance services and tax services from Westaim.

Off-Balance Sheet Commitments as of December 31, 2008

As of December 31, 2008, our future minimum commitments and contractual obligations included two facilities operating leases. These items are not required to be recorded on our balance sheet under GAAP. They are disclosed in the table presented above and described more fully in the following paragraphs in order to provide a more complete picture of our financial position and liquidity as of December 31, 2008. Our Fort Saskatchewan, Alberta facility was originally rented from Westaim under two separate leases covering a total of 82,223 square feet of space until May 8, 2007, when Westaim sold the buildings and assigned the leases to a third party purchaser. As part of that transaction, Westaim paid us $0.8 million as compensation for entering into agreements to amend the leases and our surrender of portions of the leased premises. During 2007, we surrendered a portion of the leased premises to the new owner pursuant to the lease surrender agreements and had our rent and operating costs adjusted accordingly. As of September 1, 2008, we exercised our option to lease additional space resulting in a further adjustment of rent and operating costs. As of December 31, 2008, we occupied an aggregate of approximately 75,535 square feet of leased premises at our Fort Saskatchewan, Alberta facility. Our future minimum commitments under the Fort Saskatchewan, Alberta lease are approximately $0.6 million for each of the twelve-month periods commencing from January 1, 2007 to the expiry of the lease.

In the fourth quarter of 2008, we terminated our Wakefield, Massachusetts offices and laboratory facility lease. In August 2008, we entered into a 5 year lease for approximately 5,100 square feet of office space in Princeton, New Jersey.

We were provided temporary space until the full lease space was delivered to us in January 2009. Our future minimum commitments under the Princeton, New Jersey lease are approximately $0.1 million for each of the twelve-month periods to the expiry of the lease.

In the normal course of operations, we may agree to provide contractual indemnification to counterparties under purchase and sale agreements, service agreements, and leasing transactions, among others. These indemnification agreements may require us to compensate the counterparties for costs incurred as a result of various events, such as litigation claims of statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of the indemnification agreements will vary based upon the agreement, the nature of which prevents us from making a reasonable estimate of the maximum potential amount that we could be required to pay counterparties. Historically, we have not made any payments under such indemnifications and no amounts have been accrued in the consolidated financial statements with respect to these indemnification guarantees. In addition, we have entered into indemnification agreements with our officers and directors.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those related to revenue recognition, inventory valuation, and useful lives of capital and intangible assets. Estimates are based on historical experience and on various other factors that are believed to be appropriate under the circumstances at the time made, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources and the methodology is consistent with prior years. Actual results may differ from these estimates under different assumptions or conditions.

In this report, we present certain information regarding gross margin and revenue excluding the impact of milestone payments. We believe that this is a useful financial measure for investors in evaluating our operating performance for the periods presented, as when read in conjunction with our changes in revenue on a U.S. GAAP basis, it presents a useful tool to evaluate our ongoing operations and provides investors with an opportunity to evaluate our revenue from operations absent substantial contractual payments. In addition, these amounts are some of the factors we use in internal evaluations of the overall performance of our business. This information, however, is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for changes in revenue as determined in accordance with U.S. GAAP.

Revenue Recognition

Our revenue from direct sales to third parties is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collection is reasonably assured. Our revenues under the agreements with Smith & Nephew consist primarily of product revenue, royalties and payments upon the achievement of specific milestones. Product revenue and royalties are reported as wound care product revenue in the consolidated statements of operations as they relate directly to the sale of products to Smith & Nephew. For products manufactured under agreements with Smith & Nephew, revenue is recorded at the date of shipment. Royalty revenue is earned based on a percentage of Smith & Nephew’s sales to third parties. The manufacturing cost rebate is recorded as a reduction to wound care revenue evenly throughout the year. Revenue relating to the achievement of milestones under agreements with Smith & Nephew is recognized when the milestone event has occurred and is recorded separately as milestone revenue. We may also derive fees from research activities under agreements with Smith & Nephew or through other third parties and this revenue is recognized as services are performed.

Research and Development Costs

The costs of materials, equipment, or facilities that are acquired or constructed for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) are expensed as research and development costs at the time the costs are incurred. Research and development expenditures, which include the cost of materials consumed in research and development activities, salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on our behalf, depreciation on equipment used for research and development and indirect costs are expensed as research and development costs when incurred.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that, in the opinion of management, is more likely than not to be realized. The effect of changes in tax rates is recognized in the year in which the rate change occurs. Research and development investment tax credits are accounted for as a reduction of income taxes in accordance with Accounting Principle Board Opinion No. 4, “Accounting for the Investment Credit”. On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

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

The table below summarizes the foreign exchange rates used in the preparation of our consolidated financial statements using period end and period average noon buying rates reported by the Bank of Canada as stated as the number of Canadian dollars to one U.S. dollar. High and low noon buying rates are also included.

Year Ended December 31,	Period End Rate	Period Average Rate	High Rate	Low Rate

2004	1.2034	1.3017	1.3970	1.1775
2005	1.1656	1.2115	1.2703	1.1507
2006	1.1652	1.1340	1.1726	1.0989
2007	0.9881	1.0742	1.1852	0.9168
2008	1.2246	1.0660	1.3008	0.9711

Monthly 2008
January	1.0022	1.0111	1.0369	0.9851
February	0.9798	0.9991	1.0199	0.9711
March	1.0279	1.0020	1.0295	0.9765
April	1.0095	1.0139	1.0328	0.9998
May	0.9942	0.9994	1.0245	0.9824
June	1.0186	1.0167	1.0320	0.9948
July	1.0257	1.0127	1.0274	0.9975
August	1.0626	1.0544	1.0716	1.0237
September	1.0599	1.0583	1.0821	1.0298
October	1.2165	1.1848	1.2995	1.0585
November	1.2372	1.2182	1.2952	1.1477
December	1.2246	1.2345	1.3008	1.1872

Stock Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires that all share-based payments to directors and employees, including grants of stock options, be recognized in the consolidated financial statements based on their fair values.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS 123(R), the Corporation accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations. SFAS 123(R) requires that liability classified awards such as SARs be revalued to estimated fair value at each reporting date using an option-pricing model. Prior to the adoption of SFAS 123(R), we valued SARs at the amount by which the market value exceeded the exercise price at each measurement date. As a result of implementing SFAS 123(R) on January 1, 2006, we increased our SAR liability from $90 to $97, with the increase recorded as a cumulative effect of a change in accounting principle in our consolidated statement of operations.

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

Recently Adopted Accounting Pronouncements

SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We implemented SFAS 159 as of January 1, 2008 and it did not have a material impact on our consolidated financial statements.

EITF 07-3

In June 2007, the EITF issued EITF Issue No. 07-3, “Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and we adopted it in the first quarter of 2008. EITF 07-3 did not have a material impact on our financial position or results of operations.

Recently Pending Accounting Pronouncements

SFAS 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008. While we are currently assessing the impact of the adoption of SFAS 161, we do not expect the adoption to have a material impact on our results of operations or consolidated financial position.

EITF 07-1

In September 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-1 “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact EITF 07-1 will have on our results of operations and consolidated financial position.

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

Statements 141(R) and 160 should both be applied prospectively for fiscal years beginning on or after December 15, 2008. However, Statement 160 requires entities to apply the presentation and disclosure requirements retrospectively (e.g., by reclassifying noncontrolling interests to appear in equity) to comparative financial statements if presented. Both standards prohibit early adoption. We are currently assessing the impact these new standards will have on our consolidated financial statements.

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

We are exposed to currency risks as a result of our export to foreign jurisdictions of goods produced in Canada. These risks are partially covered by purchases of goods and services in the foreign currency. For 2008, a 1.0% increase in the exchange rate from the United States dollar to the Canadian dollar (meaning a 1% appreciation in the value of the United States dollar compared to the Canadian dollar) would have decreased our loss before income taxes by less than $0.2 million. Conversely, a 1.0% decrease in the exchange rate would have increased our 2007 loss before taxes by a similar amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Chartered Accountants

To the Board of Directors and Shareholders of
  NUCRYST Pharmaceuticals Corp.

We have audited the consolidated balance sheets of NUCRYST Pharmaceuticals Corp. as at December 31, 2008 and 2007 and the consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of NUCRYST Pharmaceuticals Corp. as at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in accordance with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche Llp
Independent Registered Chartered Accountants
Calgary, Canada

February 9, 2009 (except as to Note 19
which is as of February 12, 2009)

NUCRYST Pharmaceuticals Corp.

Consolidated Balance Sheets

	December 31	December 31
	2008	2007
	(thousands of U.S. dollars, except share data)

ASSETS
Current
Cash and cash equivalents	$23,388	$17,841
Accounts receivable — net (note 4)	5,062	14,924
Inventories (note 5)	2,887	4,426
Prepaid expenses	414	427

	31,751	37,618
Restricted cash (note 2g)	145	140
Capital assets — net (note 6)	9,379	12,734
Intangible assets — net (note 7)	525	807

	$41,800	$51,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities (note 8)	$2,859	$3,650
Accounts payable and accrued liabilities to related party (note 12)	—	67
Deferred lease inducement (note 2m)	90	111

	2,949	3,828
Long term deferred lease inducement (note 2m)	495	726

	3,444	4,554

Guarantees (note 13)
Commitments (note 14)

SHAREHOLDERS’ EQUITY
Common shares no par value, unlimited shares authorized:
issued and outstanding — 18,320,531 and 18,367,563 shares at
December 31, 2008 and 2007, respectively (note 10)	82,776	82,776
Additional paid-in capital	2,178	1,511
Accumulated other comprehensive (loss) income (note 2d)	(5,528)	557
Accumulated deficit	(41,070)	(38,099)

Total shareholders’ equity	38,356	46,745

	$41,800	$51,299

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.

Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	December 31	December 31	December 31
	2008	2007	2006
	(thousands of U.S. dollars except share and
	per share data)

Revenue
Wound care product revenue (note 3)	$20,907	$20,092	$24,369
Milestone revenue (note 3)	—	10,000	—

	20,907	30,092	24,369
Costs
Manufacturing	12,842	14,477	16,053
Research and development	4,955	6,303	11,162
General and administrative	9,062	9,481	7,195
Write down of capital assets, net of proceeds (note 6)	174	1,173	1,049

Loss from operations	(6,126)	(1,342)	(11,090)
Foreign exchange gains (losses)	2,819	(3,283)	(298)
Interest income	347	744	1,165
Interest expense (note 9)	—	—	(310)

Loss before income taxes and cumulative effect of a change in accounting principle	(2,960)	(3,881)	(10,533)
Current income tax (expense) recovery (note 11)	(11)	(140)	41

Loss before cumulative effect of a change in accounting principle	(2,971)	(4,021)	(10,492)
Cumulative effect of a change in accounting principle (note 2p)	—	—	(7)

Net loss	$(2,971)	$(4,021)	$(10,499)

Loss per common share (note 17)
Net loss — basic and diluted	$(0.16)	$(0.22)	$(0.58)
Weighted average number of common shares outstanding:
— basic and diluted	18,365,053	18,333,810	17,964,332

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.

Consolidated Statement of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31	December 31	December 31
	2008	2007	2006
	(thousands of U.S. dollars)

Operating activities
Net loss	$(2,971)	$(4,021)	$(10,499)
Items not affecting cash
Depreciation and amortization	1,825	1,638	1,656
Stock-based compensation expense	722	1,121	496
Amortization of lease inducement (note 6)	(102)	(71)	—
Write down of capital assets	174	1,173	1,049
Foreign exchange loss	—	—	(356)
Cumulative effect of a change in accounting principle	—	—	7
Changes in non cash working capital
Accounts receivable	8,938	(7,009)	(606)
Inventories	757	4,001	(777)
Prepaid expenses	(63)	(13)	(212)
Accounts payable and accrued liabilities	581	668	(2,376)
Accounts payable and accrued liabilities to related party (note 12)	(64)	(177)	(969)

Cash provided from (used in) operating activities	9,797	(2,690)	(12,587)

Investing activities
Restricted cash	(5)	(5)	(5)
Purchase of short-term investments	—	—	(22,191)
Maturity of short-term investments	—	—	22,748
Capital expenditures	(1,206)	(1,920)	(4,978)
Proceeds on sale of capital assets	53	—	—
Intangible assets	(36)	(66)	(153)

Cash used in investing activities	(1,194)	(1,991)	(4,579)

Financing activities
Issuance of common shares, net of share issuance costs (note 10)	—	12	286
Repurchase of common shares (note 10)	(54)	—	—
Deferred lease inducement	—	822	—

Cash (used in) provided from financing activities	(54)	834	286

Effect of exchange rate changes on cash and cash equivalents	(3,002)	2,762	(95)

Net increase (decrease) in cash and cash equivalents	5,547	(1,085)	(16,975)
Cash and cash equivalents at beginning of year	17,841	18,926	35,901

Cash and cash equivalents at end of year	$23,388	$17,841	$18,926

Cash and cash equivalents is comprised of:
Cash	$1,553	$7,563	$1,324
Cash equivalents	$21,835	$10,278	$17,602
Supplemental disclosure of cash flow information:
Non-cash capital asset additions included in accounts
payable and accrued liabilities at end of year	$4	$458	$243
Cash paid for interest	$—	$—	$310
Cash paid for income taxes	$151	$—	$72

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.

Consolidated Statements of Shareholders’ Equity

				Accumulated
	Common Shares		Additional	Other		Total	Total
		Stated	Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Number	Amount	Capital	(Loss) Income	Deficit	Loss	Equity
	(thousands of U.S. dollars, except share data)

December 31, 2005	14,227,500	$42,629	$—	$(5,281)	$(23,579)		$13,769
Issuance of common shares upon conversion of indebtedness to related party (note 9)	3,964,200	39,642	—	—	—	$—	39,642
Issuance of common shares in connection with restricted shares and exercises of stock options and share appreciation rights	117,913	401	—	—	—	—	401
Stock-based compensation	—	—	482	—	—	—	482
Foreign currency translation adjustments	—	—	—	(209)	—	(209)	(209)
Net loss	—	—	—	—	(10,499)	(10,499)	(10,499)

December 31, 2006	18,309,613	82,672	482	(5,490)	(34,078)	(10,708)	43,586
Issuance of common shares in connection with restricted shares and exercises of stock options	57,950	104	—	—	—	—	104
Stock-based compensation	—	—	1,029	—	—	—	1,029
Foreign currency translation adjustments	—	—	—	6,047	—	6,047	6,047
Net loss	—	—	—	—	(4,021)	(4,021)	(4,021)

December 31, 2007	18,367,563	82,776	1,511	557	(38,099)	2,026	46,745
Issuance of common shares in connection with restricted shares and exercises of stock options	18,068	54	—	—	—	—	54
Repurchase of common shares	(65,100)	(54)	—	—	—	—	(54)
Stock-based compensation	—	—	667	—	—	—	667
Foreign currency translation adjustments	—	—	—	(6,085)	—	(6,085)	(6,085)
Net loss	—	—	—	—	(2,971)	(2,971)	(2,971)

December 31, 2008	18,320,531	$82,776	$2,178	$(5,528)	$(41,070)	$(9,056)	$38,356

The accompanying notes are an integral part of these consolidated financial statements.

NUCRYST Pharmaceuticals Corp.

Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

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

Since 2001, the Corporation has sold its advanced wound care products through a series of agreements with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under the agreements, the Corporation licenses to Smith & Nephew the exclusive right to market, distribute and sell products with SILCRYSTtm coatings for use on non-minor skin wounds and burns in humans world-wide. The Corporation also sold various assets to Smith & Nephew, including the Acticoattm trade name and trademark, various regulatory approvals and certain manufacturing equipment, that the Corporation then leased back. The Corporation manufactures Acticoattm products and supplies them to Smith & Nephew and has agreed to work with Smith & Nephew to develop new Acticoattm wound care products made with the Corporation’s SILCRYSTtm coatings. On September 30, 2007 the Corporation signed amended agreements with Smith & Nephew and summary of material changes to these agreements is included in Note 3.

The Corporation’s revenue comprises of wound care product revenue, which includes manufacturing cost reimbursement on the sale of product to Smith & Nephew and royalties on the further sale of that product by Smith & Nephew to third parties, as well as milestone revenue which are payments earned upon the achievement of specified Smith & Nephew sales thresholds or regulatory events. All of the Corporation’s revenues since May 2001 have been derived from sales of product to Smith & Nephew, royalties on the further sale of that product and milestone payments from Smith & Nephew.

The Corporation has developed NPI 32101 for use as an active pharmaceutical ingredient. The Corporation ceased its development of a pharmaceutical topical cream containing NPI 32101 for the treatment of dermatological conditions in November 2006, following the results of its second Phase 2 clinical trial. As a statistically significant difference is required to gain approval as a drug, the Corporation decided to cease the drug development program for atopic dermatitis and submitted a 510(k) application to market NPI 32101 cream as a broad-spectrum antimicrobial barrier. The 510(k) application was cleared by the US Food and Drug Administration in July 2007 for this use.

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

The Corporation’s functional currency is the Canadian dollar. The functional currency of the Corporation’s wholly owned subsidiary, NUCRYST Pharmaceuticals Inc., is the United States dollar (“U.S. dollar”). The balance sheet accounts of the subsidiary are translated into Canadian dollars at the period end exchange rate, while income, expense and cash flows are translated at the average exchange rate for the period. Translation gains or losses related to net assets of such operations are shown as a component of accumulated other comprehensive loss in shareholders’ equity. Gains and losses resulting from foreign currency transactions, which are transactions denominated in a currency other than the entity’s functional currency and account balances held in a currency other than the entity’s functional currency, are included in the consolidated statements of operations.

The Corporation uses the U.S. dollar as its reporting currency to be consistent with other companies in its industry peer group. The Canadian functional currency consolidated financial statements are translated to the U.S. dollar reporting currency using the current rate method of translation.

d)	Accumulated other comprehensive (loss) income

Comprehensive (loss) income is comprised of net loss and other comprehensive (loss) income.

Other comprehensive (loss) income consists of foreign currency translation adjustments for the year, which arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive loss of $5,528 and income of $557 for the year-end December 31, 2008 and 2007, respectively, consists of foreign currency translation adjustments.

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

Wound care products currently sold by the Corporation carry a limited short term product warranty. No provision for product warranty claims was required for the years ended December 31, 2008, 2007 and 2006 as the Corporation’s claims experience has been negligible.

g)	Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term investments with original maturities at the date of acquisition of 90 days or less and are recorded at cost.

The Corporation had $145 and $140 on deposit as collateral for the lease of its Wakefield, Massachusetts facility as of December 31, 2008 and 2007, respectively.

h)	Short-term investments

Short-term investments consist of money-market instruments with original maturities of greater than 90 days but less than one year and are classified as held-to-maturity financial assets. Held-to-maturity classification will be restricted to fixed maturity instruments that the Corporation intends, and is able, to hold to maturity and will be accounted for at amortized cost. On December 31, 2008 and 2007 the Corporation did not hold any short-term investments.

i)	Allowance for doubtful accounts

The Corporation evaluates the collectability of accounts receivable and records an allowance for doubtful accounts, which reduces the accounts receivable to the amount management reasonably believes will be collected. A specific allowance is recorded against customer receivables that are considered to be impaired based on the Corporation’s knowledge of the financial condition of its customers. In determining the amount of the allowance, the Corporation considers factors, including the length of time the receivables have been outstanding, customer and industry concentrations, the current business environment and historical experience.

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

Indefinite life intangible assets are recorded at fair value. On a regular basis, the Corporation reviews the carrying value of these assets for impairment. As at December 31, 2008 and 2007, the Corporation had no indefinite life intangible assets.

m)	Deferred lease inducement

Deferred lease inducement represents a lease inducement received from the Parent and is amortized over the term of the lease using the straight line method. During the second quarter of 2007, the Corporation received $822 from the Parent related to its Fort Saskatchewan facility. Amortization of $106 and $71 was recorded as a reduction of general and administrative expenses for the years ended December 31, 2008 and 2007, respectively.

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

The Corporation maintains a 401(k) retirement plan and registered retirement savings plan (Note 16). All employee future benefits are accounted for on an accrual basis.

s)	Recently adopted accounting pronouncements

FIN 48

In June 2006, the FASB issued “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Corporation recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective beginning January 1, 2007. (Note 11)

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Corporation has evaluated the impact of SFAS 157 and it does not have a material impact on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Corporation implemented SFAS 159 as of January 1, 2008 and it did not have a material impact on its consolidated financial statements.

EITF 07-3

In June 2007, the EITF issued EITF Issue No. 07-3, “Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and was adopted in the first quarter of 2008. EITF 07-3 did not have a material impact on the Corporation’s financial position or results of operations.

t)	Recently pending accounting pronouncements

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

These statements change the way companies account for business combinations and noncontrolling interests (minority interests in current U.S. GAAP). Compared with their predecessors, Statements 141(R) and 160 will require:

•	More assets acquired and liabilities assumed to be measured at fair value as of the acquisition date;

•	Liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period;

•	An acquirer in preacquisition periods to expense all acquisition related costs; and

•	Noncontrolling interests in subsidiaries initially to be measure at fair value and classified as a separate component of equity.

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

On September 30, 2007, the Corporation and Smith & Nephew signed amended agreements for the sale to Smith & Nephew of Acticoattm wound care dressings manufactured by the Corporation. The new agreements amended the criteria for the achievement of sales milestones that resulted in a $5,000 sales milestone earned by the Corporation in the third quarter of 2007. The cost to manufacture Acticoattm products was previously fully reimbursed by Smith & Nephew to the Corporation. The cost recovery structure has been amended so that the parties will annually come to an agreement on the amount of fixed overhead costs subject to reimbursement and direct costs for manufacturing these products. The Corporation will receive the amount of fixed overhead costs amount regardless of the product supplied to Smith & Nephew. Under the amended agreements, the Corporation must provide Smith & Nephew with a manufacturing cost rebate of $4,500 in the fourth quarter of the years 2007, 2008 and 2009. The manufacturing cost rebate is recorded as a reduction in wound care product revenue evenly over the course of the year. After 2009, the parties have agreed to renegotiate the product pricing provisions of the agreement.

Milestone revenue was not earned for the year ended December 31, 2008. For the year ended December 31, 2007, $10,000 was earned with a corresponding increase in cash and cash equivalents of $5,000 and accounts receivable of $5,000 which was collected during the year.

4	ACCOUNTS RECEIVABLE

As at December 31, 2008 and 2007, no allowance for doubtful accounts was required.

5	INVENTORIES

	December 31, 2008	December 31, 2007

Raw materials	$2,226	$2,793
Materials in process	316	1,394
Finished product	345	239

	$2,887	$4,426

6	CAPITAL ASSETS

		Accumulated
December 31, 2008	Cost	Depreciation	Net Book Value

Machinery and equipment	$11,394	$3,565	$7,829
Leasehold improvements	1,772	527	1,245
Computer hardware and software	569	564	5
Construction in progress	300	—	300

	$14,035	$4,656	$9,379

Machinery and equipment	$9,044	$2,875	$6,169
Leasehold improvements	2,734	1,542	1,192
Computer hardware and software	880	632	248
Construction in progress	5,125	—	5,125

	$17,783	$5,049	$12,734

Included in capital assets is construction in progress which is not currently subject to depreciation. Depreciation related to capital assets was $1,641, $1,429 and $1,445 for the years ended December 31, 2008, 2007 and 2006, respectively.

In the fourth quarter of 2008, the Corporation’s Wakefield, Massachusetts facility was closed. As a result, the Corporation recorded a write down of the obsolete equipment in an amount of $227. For the year ended December 31, 2007, certain capital assets previously used for the production of wound care dressings and NPI 32101 powder were replaced by existing production equipment that runs more efficiently and economically. As a result, the Corporation recorded a write down of the obsolete equipment in an amount of $1,173.

7	INTANGIBLE ASSETS

	December 31, 2008	December 31, 2007

Patents	$2,165	$2,642
Less accumulated amortization	(1,640)	(1,835)

	$525	$807

Amortization related to intangible assets was $184, $209, and $211 for the years ended December 31, 2008, 2007 and 2006.

The following is the estimated annual amortization expense of intangible assets commencing with 2009:

2009	$137
2010	118
2011	89
2012	64
2013 and thereafter	117

Total	$525

8	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31, 2008	December 31, 2007

Compensation liabilities	$897	$1,737
Royalty liabilities	193	340
Professional services liabilities	670	179
Production liabilities	736	311
Capital project liabilities	7	458
Facility liabilities	231	236
Other trade payables and accrued liabilities	125	389

	$2,859	$3,650

9	INDEBTEDNESS TO RELATED PARTY

The Corporation was indebted to the Parent for a term loan with a five-year maturity which bore interest at a rate of 10%. The Corporation repaid $6,850 of the term loan with net proceeds from the initial public offering. In accordance with the terms of the prospectus of the initial public offering on December 29, 2005, the remaining balance owing in the amount of $39,642 was converted into 3,964,200 common shares of the Corporation on January 27, 2006. For the year ended December 31, 2006, interest paid on the term loan amounted to $310.

10	SHARE CAPITAL

The Corporation’s authorized share capital consists of an unlimited number of voting common shares and preferred shares.

a)	Common shares issued and outstanding

Changes in the Corporation’s common shares outstanding during 2008 and 2007 are as follows:

	Number		Stated Capital
	2008	2007	2008	2007

Balance at beginning of year	18,367,563	18,309,613	$82,776	$82,672
Stock options exercised	—	4,540	—	12
Restricted shares	18,068	53,410	54	92
Repurchase of shares	(65,100)	—	(54)	—

Balance at end of year	18,320,531	18,367,563	$82,776	$82,776

There were not any stock options exercised during the year ended December 31, 2008. During the year ended December 31, 2007, 4,540 options were exercised at a weighted average price of $3.11. There were 18,068 and 53,410 restricted shares issued with a fair value of $54 and $92 for the years ended December 31, 2008 and 2007, respectively.

During the year, the Corporation repurchased 65,100 shares through its normal course issuer bid at an average price of $0.83 per share for an aggregate consideration of $54.

b)	Stock-based compensation plans

The Corporation maintains an equity incentive plan (the “Plan”) for employees under which stock options, stock appreciation rights and restricted share units (“RSUs”) may be granted. In May 2008, the Corporation amended the Plan to increase the maximum number of common shares reserved for issuance under the Plan from 2,200,000 common shares to an amount that is equal to 15% of the issued and outstanding common shares of the Corporation. As of December 31, 2008, 15% of the issued and outstanding shares represent 2,748,080 shares and 1,123,882 of this amount are available for grant under the Corporation’s equity-based compensation plans. The exercise price of each stock option and RSU is set at an amount not less than the market value of the common shares of the Corporation at the time of grant. Stock options generally vest evenly over a three-year period. Certain option grants are subject to immediate vesting as to one-third of the grant, with the remaining two-thirds of the options vesting evenly over a two-year period. In April 2008, the Corporation granted 250,000 options to its Chief Executive Officer that vest based on certain price targets for the Corporation’s common stock being achieved. All stock options expire ten years from the date of grant. RSUs generally vest evenly over a period between two to three years. Awards that expire or are forfeited generally become available for issuance under the plan

Independent directors who were appointed to the Corporation’s board of directors prior to May 2, 2006 were granted an initial award of 20,000 options. Effective May 2, 2006, independent directors are granted an initial award of 8,000 options upon appointment to the board. Each independent director is entitled to a subsequent annual award of 2,000 options. Effective May 2, 2006, independent directors are also granted 5,000 restricted share units upon appointment to the board. These units vest immediately and are subject to trading restrictions, with

1,000 restricted shares available for sale on the first anniversary date and the remaining 4,000 restricted shares upon retirement from the board. Each independent director is entitled to a subsequent annual grant of 3,000 restricted share units, 50% of which is subject to a one-year vesting and the remaining 50% to a two-year vesting. Employees are granted options in the quarter of their hire and subsequently upon the approval by the board of directors.

Total stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007, and 2006 was $722, $1,121 and $464 and is included in general and administrative expense.

A summary of the status of the Corporation’s stock option plans as at December 31, 2008, 2007 and 2006 and changes during the years ended on those dates is presented below:

				Weighted Average
	Number of Options			Exercise Price
	December 31			December 31
	2008	2007	2006	2008	2007	2006

Balance at beginning of year	1,405,638	766,352	713,770	$3.72	$5.04	$3.07
Granted	684,458	821,757	209,849	1.83	2.90	12.35
Exercised	—	(4,540)	(105,303)	—	2.51	2.52
Forfeited	(493,897)	(177,931)	(51,964)	3.91	5.70	12.61

Balance at end of year	1,596,199	1,405,638	766,352	$2.85	$3.72	$5.04

The weighted average remaining contractual life of options outstanding at December 31, 2008, 2007, and 2006 was 8.5, 7.5, and 6.4 years, respectively.

The following table summarizes information regarding stock options outstanding as at December 31, 2008:

	Options Outstanding				Options Exercisable
		Weighted-
	Number	Average	Weighted-		Number	Weighted-
	Outstanding at	Remaining	Average	Aggregate	Exercisable at	Average	Aggregate
	December 31,	Contractual	Exercise	Intrinsic	December 31,	Exercise	Intrinsic
Range of Exercise Prices	2008	Life (Years)	Price	Value	2008	Price	Value

$0.62 to $0.93	29,486	9.98	$0.81	$3	—	$—	$—
$0.94 to $1.41	500,810	9.27	$1.10	$—	2,000	$1.40	$—
$1.42 to $2.13	237,269	8.92	$1.99	$—	25,756	$1.97	$—
$2.13 to $3.20	603,364	8.15	$2.56	$—	424,697	$2.56	$—
$3.21 to $4.81	122,662	7.42	$4.03	$—	77,275	$4.01	$—
$4.82 to $7.23	8,885	7.07	$5.50	$—	6,507	$5.46	$—
$7.24 to $15.50	93,723	7.11	$11.18	$—	82,482	$10.89	$—

$0.62 to $15.50	1,596,199	8.53	$2.85	$3	618,717	$3.85	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Corporation’s closing stock price of $0.90 as of December 31, 2008 which would have been received by the stock option holders had all stock option holders exercised their options as of that date. There were 29,486 in-the-money options as of December 31, 2008, based on the closing market value of the Corporation’s common shares at that date.

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions are noted in the table below. The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders. The weighted average fair value of options granted for the years ended December 31, 2008, 2007, and 2006 was $1.03, $1.97, and $7.56, respectively. As of December 31, 2008, total non-vested stock options amounted to 977,481 with a weighted average grant date fair value of $1.18. Total compensation cost related to non-vested stock options not yet recognized was $802, which is expected to be recognized over the next 36 months on a weighted-average basis.

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

	Year ended December 31
Stock options	2008	2007	2006

Expected volatility	93%	66%	58%
Dividend yield	—	—	—
Expected life	7 years	7 years	7 years
Risk free rate	4.05%	4.63%	3.89%

During the year ended December 31, 2008, 12,000 (2007 — 49,700) RSUs were granted to certain directors and executives. RSUs vest evenly over a period of between two to three years. Unvested RSUs are subject to forfeiture upon termination.

In addition, no fully vested RSUs were granted to new directors or executives during the year and 48,910 RSUs were granted during the year ended December 31, 2007.

A summary of the Corporation’s non-vested restricted share units as of December 31, 2008 and 2007 and changes during the years ended on those dates is presented below:

			Weighted Average
	Number of RSUs		Grant Date Fair Value
	December 31		December 31
	2008	2007	2008	2007

Balance at beginning of year	39,200	9,000	$3.02	$3.85
Granted	12,000	49,700	1.00	3.27
Exercised	(18,068)	(4,500)	3.00	3.85
Forfeited	(5,133)	(15,000)	4.08	4.08

Balance at end of year	27,999	39,200	$1.98	$3.02

11	INCOME TAXES

The following is a reconciliation of income taxes, calculated at the statutory income tax rate, to the income tax provision included in the consolidated statements of operations.

	Year Ended December 31
	2008	2007	2006

Loss before income taxes and cumulative effect of a change in accounting principle	$(2,960)	$(3,881)	$(10,533)
Statutory income tax rate	29.50%	32.12%	32.12%

Expected income tax recovery	(873)	(1,247)	(3,383)
Losses and temporary differences — valuation allowance	884	1,387	3,347
Large corporations tax	—	—	(5)

Income tax expense (recovery)	$11	$140	$(41)

Income taxes are recognized for future income tax consequences attributed to estimated differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases.

The net deferred income tax asset is comprised of:

	December 31, 2008	December 31, 2007

Deferred income tax assets:
Tax benefit of loss carry-forwards and tax credits	$16,673	$21,138
Less valuation allowance	(16,122)	(20,896)

	551	242

Deferred income tax liabilities:
Capital, intangible and other assets	(551)	(242)

Deferred income tax assets, net	$—	$—

The deferred income tax asset valuation allowance is in respect of tax loss carry-forwards and tax credits.

The Corporation had net accumulated operating losses for income tax purposes at December 31, 2008 of approximately $32,994 (2007 — $35,047; 2006 — $32,256) and unclaimed scientific research and experimental development expenditures of approximately $9,494 (2007 — $8,612; 2006 — $5,720) that can be used to offset taxable income, if any, in future periods. At December 31, 2008, the Corporation also had capital losses of approximately $1,721 (2007 — $2,133; 2006 — $1,809) as well as research and development tax credits of approximately $4,367 (2007 — $4,579; 2006 — $3,368). The net accumulated operating losses and research and development tax credits will expire at various times to the end of 2028.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2008, the Corporation’s deferred tax assets were offset by a valuation allowance. Management will continue to provide a full valuation allowance until it determines that it is more likely than not the deferred tax assets will be realized.

The Corporation files federal and provincial income tax returns in Canada and its U.S. subsidiary files federal and state income tax returns in the U.S. The Corporation is generally no longer subject to income tax examinations by Canadian and U.S. tax authorities for years before 2001. The Canada Revenue Agency (“CRA”) commenced an examination of the Corporation’s Canadian income tax returns for 2001 and 2002 in the second quarter of 2005. In December, 2007, the CRA proposed certain transfer pricing adjustments with respect to income allocations between the Corporation and its U.S. subsidiary for the 2001 and 2002 taxation years. These proposed adjustments, if processed, will not result in any cash tax liability for the Corporation. In the third quarter of 2008, the Corporation received a report from the CRA which provided additional information with respect to the proposed adjustments. The Corporation has been working with the CRA to resolve the audit matters under review and has made a further submission of information to the CRA in this regard. Resolution of the audit matters under review may apply to taxation years beyond 2002.

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

The Corporation adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Corporation’s beginning tax positions. As at January 1, 2007 and December 31, 2007, the Corporation did not have any unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at December 31, 2007	$—
Additions for tax positions of prior years	3,023
Reductions for tax positions of prior years	(2,567)
Additions for tax positions of current year	1,204
Reductions for tax positions of current year	(1,429)
Settlements	—

Balance at December 31, 2008	$231

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

The Corporation recognizes any interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2008, 2007 and 2006, there was no such interest or penalty.

12	RELATED PARTY TRANSACTIONS

The Corporation engaged in the following related party transactions with the Parent that have not been disclosed elsewhere in these consolidated financial statements:

	Year Ended December 31
	2008	2007	2006

Building rent, including operating costs	$—	$593	$1,606
Services	347	530	1,033

	$347	$1,123	$2,639

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

Accounts payable and accrued liabilities to the Parent were $Nil at December 31, 2008. At December 31, 2007, $67 was owed by the Corporation to the Parent for services rendered by the Parent and invoices paid by the Parent on behalf of the Corporation.

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

The Corporation is committed to capital expenditures of $33 and $42 as of December 31, 2008 and 2007, respectively. In addition, the Corporation will make future annual payments under operating leases for office and facility space, equipment leases and amounts owed to Smith & Nephew under the supply agreement for a manufacturing cost rebate are as follows:

2009	2010	2011	2012	2013

$5,454	$737	$737	$739	$741

15	FINANCIAL INSTRUMENTS

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

The Corporation has a 401(k) retirement plan (the “Plan”) for the benefit of permanent United States employees. These employees may elect to contribute to the Plan through payroll deductions of up to $16 of their annual compensation, subject to statutory limitations. The Corporation may declare discretionary matching contributions of up to 50% of employees’ contributions up to a maximum of 3% of employee earnings. The Corporation’s matching contributions for the years ended December 31, 2008, 2007 and 2006 were $12, $37 and $58, respectively.

The Corporation also participated in a registered retirement savings plan for its Canadian employees that was effective January 1, 2008. Prior to this, the Corporation participated in a defined contribution pension plan that was administered by the Parent. In 2008, the Corporation contributed 4% of employee earnings and matched contributions made by employees up to a maximum of 2% of employee earnings. The Corporation’s contributions to this plan for the years ended December 31, 2008, 2007 and 2006 were $436, $261, and $274, respectively.

17	LOSS PER SHARE

In calculating loss per share under the treasury stock method, the numerator remains unchanged from the basic loss per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income.

The reconciliation of the denominator in calculating diluted loss per share is as follows:

	Year Ended December 31
	2008	2007	2006

Weighted average number of common shares outstanding — basic	18,365,053	18,333,810	17,964,332
Effect of dilutive securities	—	—	—

Weighted average number of common shares outstanding — diluted	18,365,053	18,333,810	17,964,332

The impact of all dilutive securities on loss per share is anti-dilutive for the years ended December 31, 2008, 2007 and 2006, including all outstanding options and RSUs.

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

a)	Assets by geographic segment

	December 31, 2008	December 31, 2007

Canada	$29,436	$37,251
United States	12,364	14,048

	$41,800	$51,299

b)	Capital assets and intangible assets by geographic segment

	December 31, 2008	December 31, 2007

Canada	$9,871	$12,800
United States	33	741

	$9,904	$13,541

All of the Corporation’s revenues in 2008, 2007 and 2006 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.

19	SUBSEQUENT EVENTS

On January 21, 2009, the Corporation mailed to its shareholders an information circular and proxy materials for the Special Meeting of the Corporation’s shareholders held on February 12, 2009. The shareholders voted and passed the special resolution to reduce stated capital of the common shares of the Corporation for the purpose of distributing $0.80 cash per common share to the shareholders of the Corporation as of the record date, February 17, 2009. The Corporation will distribute $14,656 to shareholders on February 25, 2009.

In January 2009, Mr. Gardner resigned as Chairman of the Board, President and Chief Executive Officer of the Company and Mr. Holtz was appointed interim President and Chief Executive Officer in addition to his Chief Financial Officer responsibilities. Mr. Carragher was appointed Chairman of the board of directors.

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

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation our management concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment under such criteria, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Attestation report of the registered public accounting firm

Under current SEC rules, the Company is not required to file an auditor’s attestation report on our management’s assessment of the Company’s internal control over financial reporting until we file our annual report on Form 10-K for the fiscal year ended December 31, 2009. Accordingly, this annual report on Form 10-K for the fiscal year ended December 31, 2008 does not include an auditor’s attestation report on our management’s assessment of the Company’s internal control over financial reporting set forth above, and our auditor, Deloitte & Touche LLP, has not attested to such report.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER MATTERS

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information, as of February 13, 2009, regarding our executive officers and directors:

Name	Age	Position

David B. Holtz	42	Interim President and Chief Executive Officer, Chief Financial Officer
Carol L. Amelio	47	Vice President, General Counsel and Corporate Secretary
David C. McDowell	53	Vice President, Operations
Barry M. Heck	47	Director
Neil Carragher(1)(2)(3)	70	Director and Chairman of the Board
Roger G.H. Downer, Ph.D.(2)(3)	66	Director
David Poorvin, Ph.D.(1)(2)(3)	62	Director
Richard W. Zahn(1)(3)	57	Director
G.A. (Drew) Fitch	56	Director

(1)	Member of our Audit Committee.

(2)	Member of our Human Resources and Compensation Committee.

(3)	Member of our Corporate Governance and Nominating Committee.

David B. Holtz was appointed as Interim President and Chief Executive Officer on January 19, 2009. Mr. Holtz was appointed as Chief Financial Officer on May 8, 2008. Before joining NUCRYST, Mr. Holtz served as financial management consultant for various start-up companies, including Virium Pharmaceuticals, Inc. Previously he worked in various managerial roles of increasing importance at Integra LifeSciences Holdings Corporation from October 1993 through December 2006, most recently as Senior Vice President Finance. While at Integra, Mr. Holtz oversaw Integra’s European operations to support the transition of acquisitions in Europe and managed all worldwide financial reporting and accounting functions. Prior to Integra, he worked for Coopers & Lybrand LLP and Cono Leasing Corporation. Mr. Holtz received a B.S. in Business Administration with an emphasis on finance from Susquehanna University and is a Certified Public Accountant. Mr. Holtz resides in Allentown, New Jersey.

Carol L. Amelio has been our Vice President, General Counsel and Corporate Secretary since February 2006. From May 2001 to January 2006, she served as legal counsel for Westaim, our parent company. From 1992 to 2001, she held senior legal and management positions with TELUS Communications, a telecommunications company. Ms. Amelio holds a B.Comm. and LL.B. from the University of Alberta and was admitted to the bar of the Province of Alberta in 1987. Ms Amelio resides in Edmonton, Alberta.

David C. McDowell has been our Vice President, Operations since July 2005. From January 2003 to July 2005, he was General Manager Sterile Manufacturing and Head of Lens Care Products Global Supply of Novartis’ CIBA Vision where he was responsible for global manufacturing and supply of lens care and ophthalmic products. From June 1984 to January 2003, he held senior positions with GlaxoSmithKline and Sterling Winthrop. Mr. McDowell has a B.A.Sc. in Industrial Engineering from the University of Toronto. Mr. McDowell resides in Edmonton, Alberta.

Barry M. Heck has served as a director since December 1997. Mr. Heck was the President, Chief Executive Officer and a director of Westaim, our parent company, from January 2003 to May 2007. From January 1997 to January 2003, Mr. Heck served as a Senior Vice President of Westaim. Mr. Heck is President and Principle Partner of El Merchant Capital, a private merchant capital, finance and M&A firm. Mr. Heck holds an LL.B. from the University of Alberta. Mr. Heck resides in Calgary, Alberta.

Neil Carragher has served as a director since December, 2005. Mr. Carragher was appointed as Chairman of the Board on January 19, 2009. Mr. Carragher has been the Chairman of The Corporate Partnership Ltd., a management consulting group, for more than five years. Mr. Carragher is a director of Westaim, our parent company, and Agrium Inc. Mr. Carragher holds a B.Sc. from the University of Glasgow and a M.Sc. from the University of London. Mr. Carragher resides in Toronto, Ontario.

Roger G.H. Downer, Ph.D has served as a director since December 2005. Dr. Downer has been the President and Vice-Chancellor of the University of Limerick, Ireland since 1998 until his retirement in 2006 when he became President Emeritus. From 1996 to 1998 Dr. Downer was President of the Asian Institute of Technology. Dr. Downer is a director of Westaim, our parent company. Dr. Downer holds a B.Sc. and M.Sc. from Queen’s University Belfast and a Ph.D from the University of Western Ontario. Dr. Downer resides in Killaloe, Ireland.

David Poorvin, Ph.D has served as a director since May 2006. Dr. Poorvin has been a consultant for Poorvin Enterprises, a health care consulting company and has served as Executive-in-Residence for Oxford Biosciences Partners a venture capital firm since May 2004. Dr. Poorvin is a director of Enanta Pharmaceuticals and Repros Therapeutics Inc. From 1981 to 2003, Dr. Poorvin held numerous senior management positions with Schering-Plough Corporation, a global research-based company engaged in the discovery, development, manufacturing and marketing of pharmaceutical, biotechnology and health care products, including Vice President of Business Development Operations from 1993 until 2003, and Director of Cardiovascular Clinical Research from 1986 to 1989. Dr. Poorvin holds a B.A. from Hunter College of the City University of New York, and a Ph.D from Rutgers University. Dr. Poorvin resides in Oakhurst, New Jersey.

Richard W. Zahn has served as a director since December 2005. From 1992 to 2003, Mr. Zahn held numerous senior management positions within the Schering Plough Corporation, a global research-based company engaged in the discovery, development, manufacturing and marketing of pharmaceutical biotechnology products and health care products, including President of Schering Laboratories from 1996 until July 2003, and Corporate Vice President of Schering-Plough Corporation, from 2001 to December 2003. Schering Laboratories is the U.S. prescription marketing arm for Schering Plough. Mr. Zahn is a director of Norwood Abbey, Ltd. Mr. Zahn holds a B.S. in Business Administration from Kansas State Teachers College. Mr. Zahn resides in Long Beach Island, New Jersey.

G.A. (Drew) Fitch was appointed as a director on January 16, 2009. Mr. Fitch is the President, Chief Executive Officer and Chief Financial Officer of Westaim, our parent company. Prior to his appointment as President and Chief Executive Officer on May 23, 2007, Mr. Fitch was Senior Vice President and Chief Financial Officer of Westaim, our parent company. Mr. Fitch resides in Calgary, Alberta.

There are no family relationships between any of our executive officers or directors. The business address of each of our executive officers and directors is 101 College Road East, Princeton, New Jersey 08540.

Code of Ethics

Our board of directors has adopted a Code of Conduct and Ethics for Directors, Officers and Employees (the “Code of Conduct”). The original Code of Conduct was filed on and is accessible through SEDAR at www.sedar.com and EDGAR at www.sec.gov. A copy of the most recent version of our Code of Conduct is available on our website at www.nucryst.com and may also be obtained by any person without charge, upon written request delivered to NUCRYST at 10102 — 114th Street, Fort Saskatchewan, AB T8L 3W4, Attention: Vice President, General Counsel and Corporate Secretary.

Composition of our Board of Directors

Our board of directors currently consists of six directors. Our board of directors may consist of seven directors, but one seat is currently vacant. Our directors are elected at each annual general meeting of our shareholders and serve until their successors are elected or appointed, unless their office is earlier vacated. Our articles currently provide that the number of directors may be between three and 15; provided that, between annual general meetings of our shareholders, the directors may appoint one or more additional directors, but the number of additional directors may not at any time exceed one-third of the number of directors who held office at the expiration of the last meeting of our shareholders. Under the Business Corporations Act (Alberta), at least 25% of our directors must be resident Canadians.

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

Nomination of Directors

Our board of directors has determined not to adopt policies and procedures by which shareholders may recommend nominees to our board of directors other than those that currently exist at law. Pursuant to the Business Corporations Act (Alberta), a registered shareholder entitled to vote at our annual meeting of shareholders, or a beneficial owner of shares, may, subject to the provisions of that Act, submit a proposal for nominations for the election of directors for consideration at our annual meeting if the proposal is signed by one or more registered holders of shares representing in the aggregate not less than 5% of our issued common shares that have the right to vote at the meeting to which the proposal is to be presented, or by beneficial owners of shares representing in the aggregate the same percentage. To be eligible to make a proposal, a person must: (i) be a registered shareholder or beneficial owner of the prescribed number of shares or have the prescribed level of support of other shareholders or beneficial owners of shares; (ii) provide NUCRYST with his or her name and address and the names and addresses of those registered holders or beneficial owners of shares who support the proposal; (iii) and continue to hold or own the prescribed number of shares up to and including the day of the meeting at which the proposal is made. The proposal must be in writing and received by our offices at 10102 114th Street, Fort Saskatchewan, AB T8L 3W4, Attention: Vice President, General Counsel and Corporate Secretary by February 8, 2009. However, nothing in the provisions of the Act relating to shareholder proposals precludes nominations for the election of directors made at a meeting of shareholders by registered shareholders or proxyholders (provided the proxy stipulates the proxy holder has such authority).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, requires a registrant’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of a registrant’s securities, to file with the SEC initial reports of changes in ownership of common shares and other equity securities of the registrant. As we are a “foreign private issuer” pursuant to Rule 3a12-3 of the Securities Exchange Act of 1934, persons referred to above are exempt from the reporting and liability provisions of Section 16(a). However, under Canadian provincial securities laws, the persons referred to above are required to file reports in electronic format through the System for Electronic Disclosure by Insiders, or SEDI, disclosing changes in beneficial ownership of or control or direction over, our common shares and other securities. Our shareholders can access such reports at www.sedi.ca.

Scientific Advisory Board

We have temporarily disbanded our scientific advisory board as we re-evaluate the optimal composition of the board to assist us with our research and development plans. In the meantime, we have retained certain members of the board on an individual basis to continue providing us with advice and guidance.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Disclosure

For 2008, we are providing compensation disclosure that complies with the requirements of the Canadian Securities Administrators, together with certain additional disclosure, without compromising required Canadian disclosure. As a foreign private issuer (as defined under the applicable SEC rules), we are permitted by Item 402(a)(i) of SEC Regulation S-K to respond to this Item 11 by providing the information required by Items 6.B. and 6.E.2 of Form 20-F. This compensation disclosure describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who were “named executive officers” (determined in accordance with National Instrument 51-102) during the last completed fiscal year. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year.

STATEMENT OF EXECUTIVE COMPENSATION

The following sets forth the information concerning the annual and long term compensation awarded to, or earned by, our President and Chief Executive Officer, our Chief Financial Officer, and our next three most highly compensated executive officers who were employed by us as of December 31, 2008 and whose total compensation exceeded CDN$150,000 during 2008. We refer to these individuals elsewhere in this annual report as our “named executive officers” or “named executives” and we refer to our President and Chief Executive Officer as our CEO.

Compensation Discussion and Analysis

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who were named executives during the last completed fiscal year. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

Oversight of Executive Compensation Program

The Human Resources and Compensation Committee of our board of directors, which we refer to as the Compensation Committee in this compensation discussion, oversees our executive compensation program for our CEO and our other named executives. Prior to December 2008, our Compensation Committee was responsible for reviewing and approving named executive compensation, including base salary, bonuses and stock-based compensation for recommendation to our board of directors for approval. In December 2008, our board delegated to the Compensation Committee the responsibility for reviewing and finally approving named executive compensation. Our Compensation Committee also reviews and recommends to our board the specific performance targets for use in our annual non-equity incentive program.

Executive Compensation Objectives and Philosophy

The key objectives of our executive compensation program are:

•	to attract, retain and reward highly qualified executives that demonstrate the ability to achieve business success; and

•	to motivate those individuals to create and enhance long-term shareholder value and to achieve corporate objectives.

To that end, our executive compensation program is designed to reward performance and the creation or enhancement of shareholder wealth by providing to our named executives short-term cash incentives that reward the meeting or exceeding of challenging annual corporate goals. The cash incentives are reduced or eliminated if the goals are not achieved. In this manner, executive compensation is linked to the achievement of corporate objectives. Stock-based compensation is used in our program as a mechanism for rewarding long-term performance, aligning our executives’ interests with those of our shareholders, and retaining skilled executives.

Role of Committee and Executive Officers in Compensation Decisions

When establishing base salaries and equity grants for each named executive, our Compensation Committee considers the recommendations of our CEO (for compensation other than his own). While our Compensation Committee gives significant consideration to the recommendations of our CEO, it may accept or adjust such recommendations based on its own judgment. Our Compensation Committee also considers each named executive’s current salary and the appropriate balance between incentives for long-term and short-term performance. There is no pre-established policy or target for the allocation between cash and non-cash, and short-term and long-term, incentive compensation. Rather, our Compensation Committee relies upon its own judgment — and not on rigid formulas — in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate incentive and reward for performance. Our committee’s philosophy is that the allocation should remain flexible to recognize the shifting trends in the marketplace and variations by executive role. Key factors affecting our committee’s judgment in determining a named executive’s compensation package as a whole and each element individually include:

•	the named executive’s performance;

•	the nature, scope and level of the named executive’s responsibilities;

•	level of experience of the named executive in his or her respective field; and

•	the prevailing market rates for individuals performing similar functions at comparable companies.

Compensation Consultant

Since 2006, our Compensation Committee has engaged the services of an independent compensation consultant, ORC Worldwide (“ORC”), to provide research, analysis and recommendations to our committee regarding reviews of named executives’ and outside directors’ compensation. ORC has not provided any other services to us and has received no compensation other than with respect to the services provided to our Compensation Committee.

ORC has provided guidance to our Compensation Committee to assist in determining:

•	competitive base salaries, short term cash incentive and long-term incentives in the form of equity awards for the named executives and other officer positions;

•	short-term and long-term incentive plan design; and

•	trends and issues in executive compensation.

In 2006, with the assistance of ORC, our Compensation Committee completed a review of our executives and directors compensation. With respect to our executives compensation, ORC provided our Compensation Committee with comparative market data on executive base salary and total cash compensation practices based on an analysis of three executive compensation surveys conducted by national organizations and a sample of data from filed proxies of companies in our and related industries and within a revenue range of $0 to $150 million. In completing its analysis, ORC’s approach was to use multiple sources of executive compensation data in order to avoid reliance on a single source of information. In developing its recommendations, ORC focused on data sources appropriate in light of our relative size, the nature of our business and the particular job functions of each named executive.

In support of the review of directors compensation, ORC recommended to our Compensation Committee revisions to the structure of meeting fees and retainers paid to our non-management directors as well as to other equity and non-equity compensation awarded to non-management directors. ORC also recommended the establishment of minimum equity ownership levels for non-management directors.

Our Compensation Committee received ORC’s recommendations regarding directors compensation in May 2006 and those regarding executive compensation in December 2006. Our committee took these recommendations into consideration when it revised our directors compensation in 2006 and when it set executive compensation for 2007.

Our Compensation Committee retained ORC in 2007 to prepare a report of confidential market data and compensation recommendations to assist our Compensation Committee in determining the components of a competitive compensation package in connection with the appointment of our former CEO to the combined position of President and Chief Executive Officer and Chairman of the board. During 2008, ORC provided guidance to the Compensation Committee in determining the terms of a supplemental grant of options to our former CEO. ORC was retained again by our Compensation Committee in January 2009 to assist in determining a competitive compensation package for our interim President and Chief Executive Officer, including a retention package.

Elements of Our Compensation Program

For the fiscal year ended December 31, 2008, the principal components of our compensation for named executives were base salary, a cash incentive bonus under our Employee Variable Pay Incentive Program (which we refer to as our variable pay program), stock options under our 1998 Equity Incentive Plan (which we refer to as our Equity Plan), and other benefits.

The elements of our compensation program are described as follows:

Base Salary.  We provide named executives and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary levels are typically reviewed annually as part of our performance review process, as well as upon a promotion or other change in job responsibility. Increases to base salaries of our named executives for cost of living increases and other changes are based on our Compensation Committee’s assessment of the individual’s performance, the individual’s position within the salary range, and the recommendation of our CEO (for compensation other than his own). In determining base salary, our Compensation Committee also considers other factors such as skill set, prior experience, the named executive’s time in his/her position, internal consistency regarding pay levels for similar positions or skill levels, external pressures to attract and retain key talent, and market conditions generally. Our Compensation Committee also reviews the performance of our CEO and establishes his/her base salary. We intend to periodically review executive compensation base salary using comparative North American industry data provided by our independent professional compensation consultant. Such a review was undertaken by our Compensation Committee in 2006, when it conducted an independent review of our named executives’ compensation with the assistance of ORC. The results of the independent review were received by our Compensation Committee in December 2006 and were used by our Compensation Committee in determining named executive compensation for 2007.

For fiscal 2008, our CEO made recommendations to our Compensation Committee with respect to the proposed salaries for each of our named executives (other than himself). In determining whether adjustments should be made to the base salaries of any of our named executives, our Compensation Committee considered our CEO’s recommendations in conjunction with its overall review of the factors discussed above. Through this analysis, and with particular attention given to the competitive market place for compensation and the demand for executive talent, our Compensation Committee determined that increases to the base salaries of Ms. Amelio (of eight percent) and Mr. McDowell (of four percent) were appropriate, effective January 1, 2008.

Performance-Based Incentive Compensation.  While we view competitive base pay as a critical component of total compensation, an equally important component is linking compensation to company performance. This is accomplished through our variable pay program. The variable pay program is an annual cash incentive program that provides all of our employees, including named executives, the opportunity to earn cash incentive bonuses based on the achievement of specific company or business unit performance goals. The bonuses paid to named executives for 2008 appear in the Summary Compensation Table under the column heading “Non-Equity Incentive Annual Plan Compensation”. In the first quarter of each year, following approval of the business plan for the year by our board of directors, senior management develops specific financial and non-financial performance metrics for all levels in our organization (including named executives) that are designed to motivate the achievement of the objectives set out in business plan. Each performance target has a weight within the plan, and the sum of the weights is 100%. For fiscal 2008, we set the following five corporate performance targets and weightings for named executives:

•	40% Earnings Target

•	25% New Product Development Target

•	15% Business Development Target

•	10% Intellectual Property Target

•	10% Investor Relations Target

With respect to each corporate performance target there are three performance levels:

• Threshold:	the minimum level of performance required to receive a payout and for which there is at least a 50% chance of achieving the target

• Target:	the expected level of performance and for which there is a good probability of achieving the target

• Stretch:	performance beyond Target and for which there is a low probability of achieving the target

On the basis of its compensation consultant’s recommendations, our Compensation Committee sets variable payout ranges for our named executives. For all named executives, other than our CEO, the pay out ranges as a percentage of base salary are 20% at Threshold performance, 40% at Target performance and 70% at Stretch performance. Our CEO’s payout range is 25%, 50% and 100%.

We achieved earnings in 2008 that were slightly above our earnings target translating into performance of 112% of target for this measure which was weighted at 40%. We did not achieve threshold performance in respect of the targets related to new product development processes, intellectual property or investor relations and, therefore, named executives received no payout in respect of these targets. We achieved 75% of target in respect of the business development target, which was weighted at 15%.

Although specific goals are established annually for each of the three levels in respect of each performance target, actual results may come in at any number — from below the minimum Threshold level through to the maximum Stretch level. Typically, the Incentive Program will interpolate between the three performance levels. However, if a performance target is defined as a definitive milestone the corporation must achieve, no interpolation is made. There is also no payout for performance below the Threshold performance target.

Unlike in 2007, the 2008 performance targets for our named executives did not include individual performance objectives. Therefore, our named executives’ variable pay in 2008 depended entirely on corporate performance based on the metrics noted above. As a result, named executives, other than Mr. Holtz (who, pursuant to the terms of his employment agreement, received an annual bonus of 40% of his base salary for 2008 prorated from the start date of his employment to the end of the calendar year, in lieu of variable pay), earned variable pay for 2008 at 56% of their respective target range payouts.

Our board of directors can exercise discretion to pay compensation even if performance does not meet our performance goals. Our board did not exercise this discretion in 2008 in respect of any of our named executives. We have not established a policy to address the adjustment or recovery of performance based awards if we restate or otherwise adjust the relevant performance measures in a manner that would reduce the size of an award or payment to a named executive.

Long-Term Equity Incentive Compensation.  We provide long-term equity incentive compensation to named executives through awards under our Equity Plan of stock options and, commencing in 2007, restricted stock units, both of which generally vest over multiple years. In December of 2008, our board of directors delegated responsibility for administration of the Equity Plan to our Compensation Committee. The Equity Plan, as a component of total named executive compensation, is intended to assist us in:

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

The determination by our Compensation Committee of the amount and type of equity grants made to named executives is not made according to a strict formula, but rather is based on an objective review of several factors in respect of each of our named executives including the recommendation of our CEO (for equity awards other than to himself); job responsibilities; an evaluation of the executives’ past performance; competitive market guidance from our compensation consultant; corporate performance; and the amount of the executive’s vested and unvested equity holdings relative to other executives.

Stock option grants are made to new executives upon commencement of employment as part of the executive’s negotiated total compensation package. Our Compensation Committee considers the recommendation of our CEO (other than for himself) in determining the amount of options granted to any new named executive and may accept or adjust such recommendations based on its own judgment. Our Compensation Committee also considers the amount of the recommended grant as it relates to the overall mix of the initial total compensation package offered upon commencement of employment; internal consistency; and the nature of the new named executives’ roles and responsibilities.

Our Compensation Committee also grants stock options to executives on a periodic basis following a review of the above noted performance metrics and performance levels The Compensation Committee typically grant options to our named executives with 10 year expiry periods and upon terms that provide that they will become exercisable (or “vest”) in annual or other periodic installments (most commonly, 1/3 per year over 3 years), so that if a named executive’s employment is terminated, whether by us or by the named executive, prior to the full vesting of the options, the unvested portion terminates automatically, thereby creating and incentive for the named executive to remain in our employ for at least the vesting period. The exercise price of each option is set under the Equity Plan as the fair market price of our common shares on the date of grant which is defined in the plan as the market closing price of our common shares on the NASDAQ for the trading day immediately preceding the date on which the granting of the option is approved by our Compensation Committee. In addition, in 2006, our board of directors adopted a policy to only grant options during open trading windows. In accordance with this policy, if the date of an equity grant falls within a trading black-out period, then the grant date will be set as the second trading day after the trading black-out period ends. This policy was adapted to ensure that when options are granted the stock price at the time can reasonably be expected to fairly represent the market’s view of our then-current results and prospects.

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

Other Benefits.  We provide various employee benefit programs to our named executives, including medical, dental and life insurance benefits. For employees located in Canada, including named executives, we contribute 4% of their earnings to a company sponsored Registered Retirement Savings Plan and match contributions made by employees up to a maximum of 2% of the employees’ earnings. For employees located in the United States, including named executives, we may match contributions made by such employees to their 401(K) accounts each year up to 50% of the employee’s contributions up to a maximum of 3% of the employee’s earnings, subject to statutory limitations. Except for a perquisite allowance provided to Mr. McDowell, these benefits are generally available to all our employees. Mr. McDowell receives an allowance of $20,000 per year in lieu of full reimbursement of his travel costs from his home province of British Columbia to his work location at our Fort Saskatchewan, Alberta facilities.

Compensation Committee Interlocks and Insider Participation

During fiscal 2008, the following directors were members of our Compensation Committee: Neil Carragher, Roger Downer and David Poorvin. None of the current members of the Compensation Committee has at any time been one of our officers or employees.

None of our named executives serves, or in the past fiscal year, has served as a member of the board of directors or Compensation Committee of any entity that has one or more of its executive officers serving on our board of directors or Compensation Committee.

Share Price Performance Graph

The share price performance graph may be found under “Item 5 — Share Price Performance Graph.”

Human Resources and Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into any document filed under the Securities and Exchange Act.

Our Compensation Committee has reviewed and discussed with our management the Compensation Discussion and Analysis for fiscal 2008. Based on the review and discussions, our committee recommended to our board of directors, and our board of directors has approved, that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for 2008.

This report is submitted by our Compensation Committee.

Roger G.H. Downer
Neil Carragher
David W. Poorvin

Summary Compensation Table

The following table provides a summary of the compensation for each of our named executive officers in U.S. dollars for the financial year ended December 31, 2008.

				Non-equity
			Option-	Annual Incentive
			based	Plan	All Other	Total
	Fiscal	Salary	Awards(4)	Compensation(5)	Compensation(6)	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)

Thomas E. Gardner	2008	400,000	206,969	112,208	—	719,177
Former Chairman, President and Chief Executive Officer
David B. Holtz(1)	2008	145,817	212,123	58,327	—	416,267
Interim President & Chief Executive Officer Chief Financial Officer
Eliot M. Lurier, CPA(2)	2008	49,875	—	—	90,446	140,321
Former Vice President, Finance & Administration, Chief Financial Officer
David C. McDowell(3)	2008	234,280	162,174	52,479	42,797	491,730
Vice President, Manufacturing Operations
Edward Gaj, Jr.	2008	210,000	—	30,000	124,829	364,829
Former Vice President, Corporate Development
Carol L. Amelio(3)	2008	196,795	81,087	44,082	32,643	354,607
Vice President, General Counsel and Corporate Secretary

(1)	Mr. Holtz was appointed our Vice President and Chief Financial Officer on May 7, 2008 at an annual salary of $225,000. Mr. Holtz was appointed to the additional role of Interim President and Chief Executive Officer in January 2009.

(2)	Mr. Lurier’s employment ceased on April 15, 2008.

(3)	Mr. McDowell’s and Ms. Amelio’s compensation is denominated in Canadian dollars and has been translated into U.S. dollars for purposes of this table at an average 2008 exchange rate of U.S. $1.00 = C$1.0671.

(4)	Amounts shown in this column do not reflect compensation actually received by the named executive. These compensation costs reflect option awards granted in the year pursuant to our Equity Plan. The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in calculation of this amount are included in Note 10 in our audited financial statements for the fiscal year ended December 31, 2008 included in this Annual Report on Form 10-K.

(5)	Amounts in this column reflect amounts earned in each year under our variable pay program. The awards are paid to the executive in the following calendar year. A discussion of the material terms of our variable pay program can be found in the Compensation Discussion and Analysis section of this document.

(6)	Mr. Lurier received payment of $3,946 for vacation earned but not taken, $85,500 for severance and $1,000 for transition services. Mr. McDowell received a cash allowance of $18,742 in lieu of perquisites, payment of $15,404 to our registered retirement savings plan and $8,651 for vacation earned but not taken. Mr. Gaj received payment of $16,154 for vacation earned but not taken, payment of $3,675 to our 401(k) plan and payment of severance in the amount of $135,000. Ms. Amelio received payment of $17,950 for vacation earned but not taken and payment of $14,693 to our registered retirement savings plan.

Summary of Employment Agreements for each named executive officer

The significant terms of each named executive officer’s employment agreement are described below. For a description of the termination and change of control benefits payable by us for each named executive, see below under the heading “Termination and Change of Control Benefits”.

David B. Holtz

In May 2008, we entered into an employment agreement with Mr. Holtz, under which he served as our Vice President and Chief Financial Officer and received an annual base salary of $225,000. Pursuant to that agreement, for the calendar year of 2008, in lieu of an annual cash incentive award, Mr. Holtz is to be paid a bonus of 40% of his base salary prorated from May 7, 2008. Mr. Holtz was granted a stock option to purchase 240,000 of our common shares at an exercise price of $1.09. The stock options vest (subject to accelerated vesting as provided in the employment agreement) as to 1/3 of the shares on each of the first, second and third anniversaries of the date of the grant. In January 2009, we announced the appointment of Mr. Holtz as our interim President and CEO and his annual base salary was increased to $310,000. We are currently negotiating the other terms of an amended and restated employment agreement to reflect his expanded duties and responsibilities.

Thomas E. Gardner

In December 2008, we entered into an amended and restated employment agreement with Mr. Gardner, our former Chairman and CEO, effective as of August of 2007, under which Mr. Gardner served as our Chairman, President and Chief Executive Officer until January 19, 2009. Under that agreement, Mr. Gardner received an annual base salary of $400,000 with an annual target bonus of 50% of his base salary based on meeting financial and performance targets set by our board. Mr. Gardner did not receive any additional compensation for serving as Chairman. In lieu of receiving a bonus in 2007, Mr. Gardner was granted 38,910 restricted stock units (“RSUs”) on August 22, 2007 at an issue price of $2.75. The RSUs vested immediately but are restricted from sale until Mr. Gardner is neither employed by nor a director of NUCRYST. Pursuant to the employment agreement, Mr. Gardner was also granted options to purchase 500,000 shares of our common stock on August 22, 2007, of which 1/3 vest immediately on the date of the grant, an additional 1/3 vest on the first anniversary of the date of the grant and the final 1/3 vest on the second anniversary of the date of the grant. The employment agreement had an initial term ending December 31, 2008 and provided for automatic extensions for successive one year periods on the same terms and conditions unless either party gives the other written notice at least 60 days prior to the then scheduled date of expiration of the term. Pursuant to the employment agreement, Mr. Gardner was also granted stock options to purchase an additional 161,090 of our common shares vesting over a two-year period with an effective grant date of January 22, 2009 and an exercise price of $1.09. In January, 2009, we announced the departure of Mr. Gardner as our CEO.

Eliot M. Lurier

In March 2005, we entered into an employment agreement with Eliot M. Lurier, under which he served as our Vice President, Finance and Administration until April 15, 2008. Mr. Lurier received an annual base salary of $171,000 and was eligible for non-equity incentive compensation under our variable pay program of up to 70% of his annual base salary. On April 21, 2008, we entered into a separation agreement and general release with Mr. Lurier pursuant to which Mr. Lurier’s employment was terminated without cause, effective as of April 15, 2008. Pursuant to the terms of the separation agreement, we paid Mr. Lurier a lump sum of $85,500, representing six month’s base salary.

David C. McDowell

In June 2005, we entered into an employment agreement with David C. McDowell, our Vice President, Manufacturing. Mr. McDowell currently receives an annual base salary of C$250,000 and an annual cash allowance of C$20,000 in lieu of perquisites. Mr. McDowell was eligible in 2008 for non-equity incentive compensation under our variable pay program of up 70% of his annual base salary.

Ed Gaj, Jr.

In June 2007, we entered into an employment agreement with Ed Gaj, Jr., under which he served as our Vice President, Corporate Development until December 31, 2008. Pursuant to the employment agreement, Mr. Gaj received a base salary of $210,000 and was also eligible in 2008 for non-equity incentive compensation under our variable pay program of up 70% of his annual base salary. On December 24, 2008, we entered into a separation agreement and general release pursuant to which Mr. Gaj’s employment was terminated without cause and he resigned effective December 31, 2008. Pursuant to the terms of the separation agreement, we paid Mr. Gaj a lump sum of $135,000, representing six month’s base salary and an additional $30,000 in lieu of variable pay for 2008. In addition, we agreed to pay the cost associated with Mr. Gaj’s continued participation in our benefit plans for a period of six months.

Carol L. Amelio

In February 2006, we entered into an employment agreement with Carol L. Amelio, our Vice President, General Counsel and Corporate Secretary. Ms. Amelio currently receives an annual base salary of C$210,000. Ms. Amelio was also eligible in 2008 for non-equity incentive compensation under our variable pay program of up to 70% of her annual base salary in 2007.

Incentive Plan Awards

Outstanding Share-Base Awards and Option Base Awards

The following table shows for each named executive officer all awards outstanding as of December 31, 2008. No options to purchase our common shares were exercised by our named executive officers during the year ended December 31, 2008.

	Option-Based Awards				Share-Based Awards
						Market or
					Number of	Payout Value
				Value of	Shares or	of Share-
	Number of			Unexercised	Units of	Based
	Securities			In-the-	Shares That	Awards That
	Underlying	Option	Option	Money	Have Not	Have Not
	Unexercised	Exercise	Expiration	Options	Vested	Vested
Named Executive	Options (#)	Price ($)(1)	Date	($)	(#)	($)

Thomas E. Gardner	500,000	2.57	August 22, 2017	—
	250,000	2.57	April 10, 2018	—	—	—
David B. Holtz	240,000	1.09	May 8, 2018	—	—	—
David C. McDowell	38,910	4.16	July 11, 2015	—
	30,000	4.08	February 21, 2017	—
	100,000	2.00	February 21, 2018	—	3,333	13,599
Edward Gaj, Jr.	70,000	2.00	June 1, 2017	—	3,333	6,666
Carol L. Amelio	10,000	9.16	March 16, 2016	—
	35,000	4.08	February 21, 2017	—
	50,000	2.00	February 21, 2018	—	3,333	13,599

Notes:

(1)	Exercise prices for David McDowell’s first option is denominated in Canadian dollars and has been translated into U.S. dollars for purposes of this table at the noon rate on December 31, 2008 of U.S.$1.00 = C$1.2246.

Incentive Plan Awards — Value Vested or Earned During the Year

The following table shows for each named executive officer the value of all incentive plan awards vested or earned during the year ended December 31, 2008.

	Option-Based Awards —	Share-Based Awards —	Non-Equity Incentive Plan
	Value Vested During the	Value Vested During the	Compensation — Value
Named Executive	Year ($)	Year ($)	Earned During the Year ($)

Thomas E. Gardner	—	—	112,028
David B. Holtz	—	—	58,327
Eliot M. Lurier	—	—	—
David C. McDowell	—	6,800	52,479
Edward Gaj, Jr.	—	3,334	30,000
Carol L. Amelio	—	6,800	44,082

Summary of 1998 Equity Incentive Plan

The following is a description of the Equity Plan as presently constituted. This description is qualified in its entirety by the full text of the Equity Plan which can be located as Exhibit 10.55 to our Report of Form 8-K filed on EDGAR on May 8, 2008. The Equity Plan is administered by our Compensation Committee. Under the Equity Plan, our Compensation Committee may grant options to purchase our common shares, share appreciation rights, restricted share units, or RSUs, other share-based awards and incentive awards.

Eligible Participants.  The eligible participants under the Equity Plan include certain of our directors, officers, employees, consultants and other service providers of NUCRYST or its subsidiaries, which we refer to as participants. Each of our named executives is a participant under the Equity Plan.

Options.  Under the Equity Plan, we may grant options intended to qualify as incentive stock options under Section 422 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and non-qualified stock options. The exercise price of options granted under the Equity Plan will be established by our Compensation Committee at the time of grant. However, the exercise price at the time of grant will not be lower than the “fair market price” per common share on the date of grant. The fair market price shall be the closing price of the common shares on the exchange (as described below) for the trading day immediately preceding the date on which the granting of the option is approved by our Compensation Committee or grant committee. The “exchange” means the NASDAQ or, if the common shares are not then listed and posted for trading on the NASDAQ, on such stock exchange or quotation system on which such shares are listed, posted for trading or quoted.

Share Appreciation Rights.  Share appreciation rights, or SARS, may entitle the holder to a payment in cash, common shares or both, at our option, valued by reference to, or otherwise based on or related to the value of, our common shares. The following three types of SARs are authorized for issuance under the Equity Plan:

•	Tandem Rights. A “tandem right” is a SAR granted in connection with an option that is subject to the same terms and conditions applicable to the particular option grant to which it pertains with the following exceptions: the tandem right shall require the holder to elect between the exercise of the underlying option to purchase common shares and the surrender, in whole or in part, of such option in exchange for a payment of cash or, if provided in the award agreement, at our option in common shares, in an amount equal to the excess of (A) the fair market price of the number of common shares covered by that portion of the surrendered option in which the option holder is vested over (B) the aggregate exercise price payable for such vested shares. For the purposes of tandem rights, fair market price shall be equal to the closing price immediately preceding the date of the option surrender.

•	Concurrent Rights. A “concurrent right” is a SAR granted in connection with an option that applies to all or a portion of common shares subject to the underlying option and which is subject to the same terms and conditions applicable to the particular option grant to which it pertains with the following exceptions: a concurrent right shall be exercised automatically at the same time the underlying option is exercised with respect to the common shares to which the concurrent right pertains and, on exercise, entitles the holder to receive a payment of cash or, if provided in the award agreement, at our option in common shares, in an amount equal to the excess of (A) the aggregate fair market price of the common shares purchased under the underlying option over (B) the aggregate exercise price paid for such shares. For the purposes of concurrent rights, fair market price shall be equal to the closing price immediately preceding the date of the exercise of the concurrent right.

•	Independent Rights. An “independent right” means a SAR granted independently of any option but that is subject to the same terms and conditions applicable to an option with the following exceptions: an independent right shall be denominated in share equivalents. Upon exercise, independent rights will be payable in cash or, if provided in the award agreement, at our option in common shares, in an amount equal to the excess of (A) the aggregate fair market price of a number of common shares equal to the number of share equivalents in which the holder is vested under such independent right, and with respect to which the holder is exercising the independent right on such date, over (B) the aggregate exercise price for the independent right exercised. For the purposes of independent rights, fair market price shall be equal to the closing price immediately preceding the date of exercise of the independent right.

Restricted Share Units.  Restricted share units, or RSUs, are grants of common shares that are subject to vesting based upon the passage of time or other criteria specified in the award agreement and which entitle the holder to the issuance of common shares upon the vesting of RSUs. RSUs may be granted in consideration of the performance of services or payments by a participant. Depending on the terms of the award agreement, participants may be entitled to dividends declared by us on our common shares and to vote the restricted common shares during the restricted period. Depending on the terms of the award agreement, the common shares issued upon vesting of the RSUs may themselves be subject to restrictions, such as restrictions on disposition for certain periods of time.

Other Stock-Based Awards.  Other stock based awards are awards other than options, SARs or RSUs that are denominated in, valued in whole or in part by reference to, or otherwise based on or related to our common shares.

Incentive Awards.  Incentive awards are performance based awards that are denominated in dollars. Both annual and long-term incentive awards may be granted under the Equity Plan. Performance goals for incentive awards under the Equity Plan are established by the Compensation Committee, as previously noted. Performance goals for awards intended to constitute performance-based compensation under Section 162(m) of the Code may include a wide variety of specified measures of our operating results or other criteria established by our Compensation Committee at the time of grant.

Shares Reserved; Equity Plan Limits.  At a meeting of the Shareholders held on May 8, 2008, the Equity Plan was amended to increase the maximum number of common shares reserved for issuance under the Equity Plan from 2,200,000 common shares to an amount equal to 15% of the issued and outstanding common shares. The Equity Plan provides that the aggregate number of common shares issued to any one participant pursuant to the Equity Plan, within a one-year period, shall not exceed 5% of the outstanding issue on a non-fully diluted basis, and the number of common shares reserved for issuance to any one participant pursuant to the Equity Plan may not exceed 7% of the outstanding issue on a non-fully diluted basis. Common shares issued upon the exercise of awards granted under the Equity Plan will again become available for issuance under the Equity Plan.

No financial assistance is provided by NUCRYST to participants to facilitate the purchase of common shares under the incentive Equity Plan.

Termination and Change of Control Benefits

Pursuant to the employment agreements entered into by the company with each named executive officer, we are required to make the following payments upon termination, resignation, retirement, change of control or change in the named executive officer’s responsibilities. The following descriptions are subject to any applicable implied term or terms recognized at common law.

David B. Holtz

Resignation or Retirement.  Mr. Holtz is entitled to resign at any time by giving us at least 90 days’ prior written notice.

Termination with or without Cause.  Upon the termination of Mr. Holtz’s employment with cause, we are not responsible to make any payments to Mr. Holtz, other than for salary earned up to the date of termination. If we terminate Mr. Holtz’s employment without “cause” (as defined in the employment agreement) or we elect not to extend the employment agreement at the end of any one-year period, we will be obligated to pay Mr. Holtz an amount equal to six month’s annual base salary (at the rate in effect on the termination date), a pro-rata performance bonus payment for the year of termination and any stock options or RSUs then scheduled to vest prior to the first anniversary of the termination date will vest and remain exercisable until 120 days after the termination date.

Constructive Termination Without Cause.  If an event of “constructive termination without cause” (as defined in his employment agreement) occurs, Mr. Holtz will have the same entitlements as provided to him in the event of a termination without cause described above.

Change in Control.  If Mr. Holtz’s employment is terminated or constructively terminated without cause or due to non-extension of the employment agreement in connection with a “change in control” (as defined in his employment agreement). Mr. Holtz is also entitled to a severance payment equal to one year’s annual base salary and any stock options or RSUs then scheduled to vest prior to the second anniversary of the termination date will vest and remain exercisable until 120 days after the termination date.

Termination due to Death or Disability.  If Mr. Holtz’s employment is terminated due to his death, his estate is entitled to payment of his base salary for a period of 90 days following the date of his death and shall have the continued right to exercise any stock options that vested on or before the date of death for a period of 180 days following the date of his death. If Mr. Holtz’s employment is terminated due to disability (as defined in the employment agreement), Mr. Holtz is entitled to payment of the prorate portion of the annual incentive bonus for the year in which his employment is terminated.

Non-Competition Restrictions.  Mr. Holtz’s confidentiality agreement provides for certain restrictions on Mr. Holtz’s ability to: (i) solicit customers, prospective customers, vendors, strategic partners, or business associates or employees of the company for a period of 12 months after the termination of his employment; (ii) for a period of 12 months after the termination of his employment, manage, operate, advise, invest in, or otherwise engage, directly or indirectly in, any business or undertaking that carries on any business, research, development or investigation that competes with any business carried on by the company during or after the term of his employment for the purpose of offering competitive products or for the purpose of encouraging or enticing such person to cease doing business with the company; (iii) disclose or use (during or after his employment with the company) the confidential information of the company.

Mr. Holtz’s annual base salary was increased to $310,000 in January 2009. We are currently negotiating with Mr. Holtz an amended and restated employment agreement to reflect his expanded duties and responsibilities as interim President and CEO.

Thomas E. Gardner

Resignation or Retirement.  Mr. Gardner was entitled to resign at any time by giving us at least 90 days’ prior written notice.

Termination with or without Cause.  Mr. Gardner’s employment with us ceased on January 19, 2009 and, therefore, we have only summarized the remaining elements of Mr. Gardner’s employment contract that are still relevant. Upon the termination of Mr. Gardner’s employment without “cause” (as defined in his employment agreement), we were obligated to pay Mr. Gardner an amount equal to one year’s annual base salary (at the rate in effect on the termination date) and a pro-rata performance bonus payment for the year of termination, and any stock options or RSUs then scheduled to vest prior to the first anniversary of the termination date will vest and remain exercisable until one year after the termination date. However, as part of the severance agreement entered into with Mr. Gardner on February 11, 2009, Mr. Gardner surrendered all of his vested and unvested stock options.

Change in Control.  In the event a “change in control” (as defined in the employment agreement) occurs within 120 days after Mr. Gardner is terminated without cause, Mr. Gardner is entitled to payment of an additional one year’s annual base salary and to the accelerated vesting of all remaining stock options, which will remain exercisable until one year after the termination date.

Non-Competition Restrictions.  Mr. Gardner’s confidentiality agreement provides for certain restrictions on Mr. Gardner’s ability to: (i) solicit customers, prospective customers, vendors, strategic partners, or business associates or employees of the company for a period of 12 months after the termination of his employment; (ii) for a period of 12 months after the termination of his employment, manage, operate, advise, invest in, or otherwise engage, directly or indirectly in, any business or undertaking that carries on any business, research, development or investigation that competes with any business carried on by the company during or after the term of his employment for the purpose of offering competitive products or for the purpose of encouraging or enticing such person to cease doing business with the company; (iii) disclose or use (during or after his employment with the company) the confidential information of the company.

Eliot M. Lurier

Resignation or Retirement.  Mr. Lurier was entitled to resign at any time.

Termination with or without Cause.  Mr. Lurier’s employment with us ceased on April 15, 2008. Upon the termination of Mr. Lurier’s employment without “cause” (as defined in the employment agreement), we were obligated to pay a lump sum amount equal to six month’s annual base salary (at the rate in effect on the termination date).

Non-Competition Restrictions.  Mr. Lurier’s confidentiality agreement provides for certain restrictions on Mr. Lurier’s ability to: (i) solicit customers, prospective customers, vendors, strategic partners, or business associates or employees of the company for a period of 12 months after the termination of his employment; (ii) for a period of 12 months after the termination of his employment, manage, operate, advise, invest in, or otherwise engage, directly or indirectly in, any business or undertaking that carries on any business, research, development or investigation that competes with any business carried on by the company during or after the term of his employment for the purpose of offering competitive products or for the purpose of encouraging or enticing such person to cease doing business with the company; (iii) disclose or use (during or after his employment with the company) the confidential information of the company.

David C. McDowell

Resignation or Retirement.  Mr. McDowell is entitled to resign at any time.

Termination with or without Cause.  Upon the termination of Mr. McDowell’s employment without “cause” (as defined in the employment agreement), we will be obligated to pay him a lump sum amount equal to one year’s annual base salary (at the rate in effect on the termination date).

Non-Competition Restrictions.  Mr. McDowell’s employment agreement provides for certain restrictions on Mr. McDowell’s ability to: (i) solicit customers, prospective customers, vendors, strategic partners, or business associates or employees of the company for a period of 12 months after the termination of his employment; (ii) for a period of 12 months after the termination of his employment, manage, operate, advise, invest in, or otherwise engage, directly or indirectly in, any business or undertaking that carries on any business, research, development or investigation that competes with any business carried on by the company during or after the term of his employment for the purpose of offering competitive products or for the purpose of encouraging or enticing such person to cease doing business with the company; (iii) disclose or use (during or after his employment with the company) the confidential information of the company.

Ed Gaj, Jr.

Resignation or Retirement.  Mr. Gaj was entitled to resign at any time.

Termination with or without Cause.  Mr. Gaj’s employment was terminated effective December 31, 2008. Upon the termination of his employment without “cause” (as defined in the employment agreement), we were obligated to pay him a lump sum amount equal to six month’s annual base salary (at the rate in effect on the termination date).

Non-Competition Restrictions.  Mr. Gaj’s confidentiality agreement provides for certain restrictions on Mr. Gaj’s ability to: (i) solicit customers, prospective customers, vendors, strategic partners, or business associates or employees of the company for a period of 2 years after termination of his employment; (ii) for a period of 18 months after the termination of his employment, manage, operate, advise, invest in, or otherwise engage, directly or indirectly in, any business or undertaking that carries on any business, research, development or investigation that competes with any business carried on by the company during or after the term of his employment for the purpose of offering competitive products or for the purpose of encouraging or enticing such person to cease doing business with the company; (iii) disclose or use (during or after his employment with the company) the confidential information of the company.

Carol L. Amelio

Resignation or Retirement.  Ms. Amelio is entitled to resign at any time.

Non-Competition Restrictions.  Ms. Amelio’s confidentiality agreement provides for certain restrictions on Ms. Amelio’s ability to: (i) solicit customers, prospective customers, vendors, strategic partners, or business associates or employees of the company for a period of 12 months after the termination of her employment; (ii) for a period of 12 months after the termination of her employment, manage, operate, advise, invest in, or otherwise engage, directly or indirectly in, any business or undertaking that carries on any business, research, development or investigation that competes with any business carried on by the company during or after the term of her employment for the purpose of offering competitive products or for the purpose of encouraging or enticing such person to cease doing business with the company; (iii) disclose or use (during or after his employment with the company) the confidential information of the company.

The following table provides, for each of the following named executives, an estimate of the payments payable by the company (or its subsidiaries), assuming that the triggering events described above took place on December 31, 2008.

Termination and Change of Control Benefits

					Vesting of Stock
					Based	Employee	Total
			Incentive		Compensation(4)	Benefits	Compensation
Named Executive	Type of Payment	Salary ($)	Payment ($)		($)	($)	($)

Thomas Gardner	Termination without Cause or Constructive
	Termination	400,000	112,028	(2)	—	—	512,028
	Change in Control	800,000	—		—	—	800,000
	Death	100,000	112,028		—	—	212,028
	Disability	—	112,028		—	—	112,028
David Holtz	Termination without Cause or Constructive
	Termination	112,500	58,327	(3)	—	—	170,827
	Change in Control	225,000	58,327		—	—	283,327
	Death	56,250	—		—	—	56,250
	Disability	—	58,327		—	—	58,327
David McDowell	Termination without Cause	234,281	—		—	—	234,281
	Change in Control	234,281	—		—	—	234,281
Edward Gaj, Jr.	Termination without Cause	105,000 (1)	—		—	—	105,000
	Change in Control	105,000	—		—	8,952	113,952

(1)	Pursuant to his employment agreement, Mr. Gaj was entitled to a lump-sum payment equal to six months of base salary. In addition, we agreed to pay $30,000 relative to our performance-based incentive program and the cost associated with Mr. Gaj’s continued participation in our health and dental benefit plans for a period of 6 months.

(2)	Mr. Gardner’s payout range under the variable pay program is set as a percentage of his 2008 base salary at 30% at Threshold, 50% at Target and 100% at Stretch. For the year ended December 31, 2008, a payout of approximately 28% of base salary was achieved.

(3)	In the event of termination without cause, Mr. Holtz is entitled to payment of a pro-rata performance bonus for the year of termination. However, for the calendar year 2008, in lieu of an annual incentive award, Mr. Holtz was entitled to be paid a bonus of 40% of base salary prorated from the effective date of May 7, 2008.

(4)	In respect of each of the named executives, the closing market price of our common shares on the NASDAQ Global Market as at December 31, 2008 was less than the exercise price of the vested options.

DIRECTOR COMPENSATION

The following table sets forth director compensation for non-management directors for the fiscal year ended December 31, 2008. Directors who are also officers of the company are not entitled to any compensation for their services as directors.

Director Compensation Table

				Non-equity
		Share-		Annual
	Fees	Based	Option-based	Incentive Plan	All Other	Total
	Earned	Awards (1)	Awards (2)	Compensation	Compensation	Compensation
Name	($)	($)	($)	($)	($)	($)

Neil Carragher	69,450	—	—	—	—	$69,450
Roger Downer	60,400	2,430	1,313	—	—	64,143
Richard Zahn	112,000	2,430	1,313	—	—	115,743
David Poorvin	103,200	3,570	1,930	—	—	108,700
Barry Heck	84,000	3,570	1,930	—	—	89,500

(1)	Messrs. Downer & Zahn were each granted 3,000 Restricted Stock Units (“RSUs”) on the anniversary date of their appointment to our board being December 21, 2008, 50% of which vest on the first anniversary of the grant date and the remaining 50% of which vest on the second anniversary date of the grant date. The trading price of our common shares on NASDAQ on the grant date was $0.81. Messrs. Poorvin & Heck were each granted 3,000 Restricted Stock Units (“RSUs”) on the anniversary date of their appointment to our board being May 30, 2008, 50% of which vest on the first anniversary of the grant date and the remaining 50% of which vest on the second anniversary date of the grant date. The trading price of our common shares on NASDAQ on the grant date was $1.19.

(2)	Pursuant to our board compensation plan, Messrs. Downer & Zahn were each granted 2,000 options to purchase our common shares on the anniversary date of their appointment to our board, being December 21, 2008. The options vest each as to 1/3 on the first, second and third anniversary of the grant date and have an exercise price of $0.81. Messrs. Poorvin & Heck were granted 2,000 options on May 30, 2008 with the same vesting schedule and with an exercise price of $1.19

Our director compensation currently includes annual retainers, meeting fees, fees for additional duties and extra-ordinary travel and equity-based compensation in the form of stock option and restricted stock unit grants. All of the elements of our director compensation underwent an independent review by our compensation consultant in 2006 and, based on the recommendations of the compensation consultant, our board adopted the existing director compensation plan.

Director Fees

Annual board and committee retainers are paid quarterly, in advance, and are pro-rated for partial service, if appropriate. All of the directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending board and committee meetings. From January 1, 2008, non-executive directors were paid the following fees:

•	each non-employee director receives an annual retainer of $15,000 and a further $2,000 for each board meeting attended (attendance for purposes of the policy includes attendance in person, by teleconference or by video);

•	the chairman of our Audit Committee receives a $7,500 retainer and a further $1,500 for each committee meeting attended, while each other member of such committee receives $1,200 per committee meeting attended;

•	the chairmen of each of the Human Resources and Compensation Committee and Corporate Governance and Nominating Committee receives a $5,000 retainer and a further $1,000 per committee meeting attended, while each other member of such committees receives $800 per committee meeting attended;

•	the chairman of any special committees of the board receives a $20,000 retainer, each special committee member receives a $10,000 retainer, and each special committee member receives $2,000 for each special committee meeting attended;

•	non-management directors receive a daily fee of $1,500 when carrying out, at the request of our board or committees of our board, additional directors duties or services on behalf of our board or committees;

•	any non-management director receives payment of $1,000 if such director is required to travel more than four hours by air one-way in North America to attend a board meeting and payment of $2,000 if such director is required to travel from another continent.

Director Equity Incentive

Each non-management director will receive, upon election to the board, a grant of 5,000 RSUs and a stock option grant to purchase 8,000 of our common shares. The RSUs vest immediately, with 1,000 shares available for sale in one year and 4,000 shares to be held for the duration of board service. The stock options will vest in equal annual installments on the first three anniversaries of the date of grant. Messrs. Carragher, Downer and Zahn each received an initial grant of options under the prior directors’ compensation policy in connection with our initial public offering. These options covered 20,000 common shares each, had an exercise price of $10.00 per common share and vest in equal annual installments on the first three anniversaries of the date of grant.

Each non-management director receives, on the anniversary date of their respective appointments to our board, an annual equity incentive grant of 2,000 options to purchase our common shares and 3,000 RSUs. The options vest each as to 1/3 on the first, second and third anniversary of the grant date. The RSUs vest each as to 1/2 on the first and second anniversary of the grant date.

Our board of directors has adopted a policy that each member of the board is required to hold minimum equity in NUCRYST equal in value to 2.5 times the annual retainer, or $37,500 at the current retainer level. Directors have three years from the later of the date of the adoption of this policy or their initial appointment to our board to hold such minimum equity.

Our Board has established a Deferred Share Unit Plan, or DSU plan, to accommodate those directors who have stated that they would be willing to take all or a portion of their cash directors’ fees in the form of Deferred Share Units, or DSUs, in order to increase their exposure to our share price performance. Under the DSU plan, eligible directors may elect to receive all or a portion of their fees in the form of DSUs. A DSU will be attributed a value based on the closing price of our common shares on the NASDAQ for the trading day immediately preceding the date of grant, which we refer to in this paragraph as the “market price”. The DSUs may be granted at attributed values that are less than, equal to, or greater than the market price. All DSUs will be paid out in cash only. The value of each DSU, when converted into cash, will be equivalent to the market price of a common share at the time the conversion takes place. Under the DSU plan, a DSU cannot be converted to cash until the director ceases to be a member of our board. As of February 13, 2009, we have not granted any DSUs to our directors.

Share-based Awards, Option-based Awards and Non-equity Incentive Plan Compensation for Directors.

Outstanding Share-Base Awards and Option Base Awards

The following table shows for each non-management director all awards outstanding as of December 31, 2008. No options to purchase our common shares were exercised by our directors during the year ended December 31, 2008.

	Option-Based Awards				Share-Based Awards
						Market or
					Number of	Payout Value
	Number of				Shares or	of Share-
	Securities			Value of	Units of	Based
	Underlying	Option		Unexercised	Shares That	Awards That
	Unexercised	Exercise	Option Expiration	In-the-Money	Have Not	Have Not
Name	Options (#)	Price ($)	Date	Options ($)	Vested (#)	Vested ($)

Neil Carragher	20,000	10.00	December 29, 2015	—
	2,000	3.95	December 21, 2016	—
	2,000	1.40	December 21, 2017	—	1,500	2,100
Roger Downer	20,000	10.00	December 29, 2015	—
	2,000	3.95	December 21, 2016	—
	2,000	1.40	December 21, 2017	—
	2,000	0.81	December 24, 2018	180	4,500	4,530
Richard Zahn	20,000	10.00	December 29, 2015	—
	2,000	3.95	December 21, 2016	—
	2,000	1.40	December 21, 2017	—
	2,000	0.81	December 24, 2018	180	4,500	4,530
David Poorvin	8,000	14.66	May 30, 2016	—
	2,000	2.13	May 30, 2017	—
	2,000	1.19	May 30, 2018	—	4,500	6,765
Barry Heck	8,000	2.13	May 30, 2017	—
	2,000	1.19	May 30, 2018	—	3,000	3,570

Incentive Plan Awards — Value Vested or Earned During the Year

The following table shows for each non-management director the value of all incentive plan awards issued during the year ended December 31, 2008.

Incentive Plan Awards — Value Vested or Earned During the Year

	Option-Based Awards —	Share-Based Awards —	Non-Equity Incentive Plan
	Value Vested During the	Value Vested During the	Compensation — Value
Name	Year ($)	Year ($)	Earned During the Year ($)

Neil Carragher	—	7,875	—
Roger Downer	—	7,875	—
Richard Zahn	—	7,875	—
David Poorvin	—	3,195	—
Barry Heck	—	—	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common shares as of February 13, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our common shares;

•	our named executive officers;

•	our directors; and

•	our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. As required by those rules, the number of common shares beneficially owned by any person includes any shares the individual has the right to acquire within 60 days of February 13, 2009. For purposes of calculating each person’s or group’s percentage ownership, stock options exercisable within 60 days are included for that person or group, but not for the share ownership of any other person or group.

Except as noted by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all common shares shown as beneficially owned by them.

The table below lists the applicable percentage ownership based on 18,320,531 common shares outstanding as of February 13, 2009.

	Number of	Percentage of
	Shares Beneficially	Shares Beneficially
Name and Address of Beneficial Owner	Owned	Owned(2)

The Westaim Corporation 10102 —114 Street Fort Saskatchewan, Alberta T8L 3W4	13,691,700	74.7%
Thomas E. Gardner	43,910	*
Eliot M. Lurier	1,667	*
David B. Holtz	14,300	*
David C. McDowell(1)	95,577	*
Carol L. Amelio (1)	53,334	*
Edward Gaj, Jr.	1,667	*
Barry M. Heck(1)	17,567	*
Neil Carragher(1)	35,750	*
Roger G.H. Downer, Ph.D(1)	28,250	*
Richard W. Zahn(1)	37,250	*
David Poorvin, Ph.D(1).	13,250	*
All directors and executive officers as a group (10 persons)	342,522	1.9%

*	Less than one percent.

(1)	Includes options to purchase common shares exercisable within 60 days of as follows: 22,000 shares for Mr. Carragher, 22,000 shares for Mr. Zahn, 22,000 shares for Dr. Downer, 6,000 shares for Dr. Poorvin, 2,667 shares for Mr. Heck, 50,000 shares for Mr. McDowell and 35,00 shares for Ms. Amelio.

(2)	For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of 18,320,531 common shares outstanding at, plus the number of common shares that such person or group had the right to acquire within 60 days after February 13, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to our Equity Incentive Plan in effect as of December 31, 2008:

Number of
	Number of		securities remaining
	securities to be		available for future
	issued upon	Weighted-average	issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Equity compensation plans	and rights	and rights	in column (a)(1)
approved by security holders	(a)	(b)	(c)

1998 Equity Incentive Plan
a) Options	1,596,199	$2.85	1,123,882
b) Restricted Stock Units	27,999

(1)	The maximum number of shares reserved for issuance under the Equity Plan is an amount equal to 15% of our issued and outstanding common shares. Common shares issued upon the exercise of awards under the Equity Plan will again become available for issuance under the Equity Plan.

1998 Equity Incentive Plan (as amended)

The Equity Plan is administered by our Compensation Committee. Under the Equity Plan, the Compensation Committee may grant options to purchase our common shares, share appreciation rights, restricted share units, or RSUs, other share-based awards and incentive awards.

Grant Committee.  On May 2, 2006, our board of directors also appointed a non-executive option grant committee consisting of our President & Chief Executive Officer, our Vice President, Chief Financial Officer, and our Vice President, General Counsel and Corporate Secretary. We refer to this committee as the grant committee. The grant committee has the power and authority to grant awards (as that term is defined in the Equity Plan), subject to the terms and upon the conditions of the Equity Plan, to a participant provided that the participant is neither a director nor an executive officer of NUCRYST. We refer to such participants as permitted participants. Each member of the grant committee is authorized to enter into award agreements for and on behalf of NUCRYST with permitted participants in respect of awards approved by the grant committee. On December 9, 2008, our board of directors approved an amendment to the Plan Resolution appointing the grant committee by revising the restrictions on the grants of Awards that can be made by the grant committee as follows:

(a)	The aggregate number of all shares granted pursuant to all awards to any one permitted participant by the grant committee shall not exceed 25,000 per annum; and

(b)	The aggregate number of all shares granted pursuant to all awards to all permitted participants by the grant committee shall not exceed 150,000 per annum.

The grant committee does not have the power or authority to grant any awards under the Equity Plan to directors or executive officers of NUCRYST.

For a detailed description of our Equity Plan as presently constituted, see “Executive Compensation — Summary of 1998 Equity Incentive Plan.” This description is qualified in its entirety by the full text of the Equity Plan which can be located as Exhibit 10.55 to our Report of Form 8-K filed on EDGAR on May 8, 2008.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We have entered into the following agreements with our named executive officers, our directors and Westaim.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation — Summary of Employment Agreements for each named executive officer.”

Director and Officer Indemnification

Our by-laws contain provisions for the indemnification of our directors and officers. Additionally we have entered into indemnity agreements with all of our directors and executive officers.

Under the Business Corporations Act (Alberta) (“ABCA”), we may indemnify an individual who:

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

The ABCA provides that we may purchase and maintain insurance for the benefit of an eligible party (or their heirs and personal or other legal representatives or the eligible party) against any liability that may be incurred by reason of the eligible party being or having been a director or officer, or in an equivalent position of ours or that of an associated corporation. Our directors and officers are insured against certain losses under liability insurance obtained and maintained by Westaim for the protection of all the directors and officers of Westaim and NUCRYST against liability incurred by them in their capacities as directors and officers of Westaim and NUCRYST and their respective past and present subsidiaries. The policy also insures Westaim and NUCRYST against certain obligations to indemnify their respective officers and directors. Under the policy of insurance, there is a deductible of CDN$250,000 per occurrence payable by NUCRYST. We expect to be covered by Westaim’s policy at least until September 30, 2009 when Westaim’s coverage expires at which time we intend to obtain our own insurance policies or continue our coverage under Westaim’s renewed policies, unless Westaim no longer holds more than 50% of our outstanding common shares, and subject to the earlier termination of the services agreement we entered into with Westaim or that portion of the services agreement relating to the provision of insurance to us by Westaim.

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

Relationship with Westaim

We have entered into the following agreements and arrangements with Westaim, our controlling shareholder. The following summary of certain provisions of the agreements described below is not complete. For more detailed information, please see the copies of forms of these agreements that are incorporated by reference as exhibits to this annual report.

Services Agreement.  Pursuant to a services agreement we have entered into with Westaim, Westaim provided specified corporate and administrative services, including, but not limited to, insurance and risk management; cash management; legal services; human resources services; payroll processing services; environmental, health and safety services; specified tax and accounting services; and intellectual property licensing services. We reimburse Westaim for its fully allocated costs (or in the case of services provided by third parties, for the amount it pays to third parties) for providing those services. In 2008, these services cost approximately $0.5 million. We have brought most services in-house which were absorbed by our staff. At December 31, 2008, we continue to receive insurance and risk management services, as well as tax and intellectual property management services from Westaim. Additional services may be agreed upon between the parties from time to time. The agreement may be terminated at any time, in whole or part, (1) by agreement between us and Westaim, (2) upon six months written notice from either party given on or after the first anniversary of the date of the agreement, (3) by Westaim if it wishes to discontinue provision of any service due to the resignation or termination of any key employee or contractor reasonably necessary for the performance of such service or (4) upon written notice from either party in the event of a breach of the agreement not remedied for ten business days following written notice of the breach.

As noted above under “Director and Officer Indemnification,” Westaim provides liability insurance obtained and maintained by Westaim for the protection of all the directors and officers of Westaim and NUCRYST against liability incurred by them in their capacities as directors and officers of Westaim and NUCRYST and their respective past and present subsidiaries. We reimburse Westaim for the costs of that coverage under the arrangements described earlier in this paragraph. We expect to be covered by Westaim’s policy at least until September 30, 2009 when Westaim’s coverage expires, at which time we intend to obtain our own insurance policies or continue our coverage under Westaim’s renewed policies, unless Westaim no longer holds more than 50% of our outstanding common shares, and subject to the earlier termination of the services agreement we entered into with Westaim or that portion of the services agreement relating to the provision of insurance to us by Westaim. In the event we are no longer covered by Westaim’s insurance policies, we would have to obtain our own insurance policies, which could result in increased costs or reduced insurance coverage.

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

Westaim Directors and Officers.  Three of our directors are also directors of Westaim. One such director is currently the President and Chief Executive Officer of Westaim and another such director served as President and Chief Executive Officer of Westaim until May 23, 2007 when he resigned his position with Westaim.

Distribution of Capital.  In May 2008, Westaim announced that as a part of an overall strategic review, it was reviewing alternatives for monetizing its investment in NUCRYST, including the sale of its NUCRYST shares, the distribution of its NUCRYST shares to shareholders of Westaim or the investment of Westaim’s remaining liquid assets in NUCRYST. In December 2008, we received a requisition from Westaim to call a special meeting of shareholders to consider a return of capital of $0.80 per share to NUCRYST shareholders. After evaluating various alternatives regarding the request for a return of capital, our board of directors called a special meeting of shareholders to consider a special resolution pursuant to section 38(1) of the ABCA to reduce the stated capital of our outstanding common shares by an amount equal to the product of the number of common shares outstanding on the date of the meeting and $0.80 for the purpose of distributing $0.80 cash per common share to our shareholders. The meeting was held on Thursday, February 12, 2009, the special resolution was approved. The return of capital distribution will total $14.7 million and we have set a payable date of February 25, 2009.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

The Charters of our Audit Committee and Corporate Governance and Nominating Committee require that each committee, each of which is comprised entirely of independent directors, review and approve related party transactions as defined under the applicable rules of the SEC. NUCRYST’s By-Laws also require that a director or officer who is a party to a material contract or proposed material contract with NUCRYST, or is a director or an officer of or has a material interest in any person who is a party to a material contract or proposed material contract with NUCRYST shall disclose the nature and extent of his interest at the time and in the manner provided in the Business Corporations Act (Alberta). NUCRYST’s By-laws further provided that, except as provided in that Act, no such director shall vote on any resolution to approve such contract.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2008, we retained our principal accountants, Deloitte & Touche LLP, to provide services in the following categories and amounts:

	2008	2007
	(in thousands)

Audit Fees	$252	$200
Audit-Related Fees	13	26
Tax Fees	105	39
All Other Fees	55	—

Audit Fees

Audit fees are fees for services related to the audit of our annual financial statements for the 2008 and 2007 fiscal years and for the review of the financial statements included in our Quarterly Reports on Form 10-Q for those years.

Audit-Related Fees

Amounts paid under “Audit-Related Fees” in 2008 were $13 and $26 in 2007, which related to consultation and advise on various transactions.

Tax Fees

Amounts paid under “Tax Fees” were $104 in 2008 and $39 in 2007 for tax compliance and consulting.

All Other Fees

Amounts paid under “All Other Fees” were $55 in 2008 and $nil in 2007 for transaction support services.

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

All audit fees in 2008 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

1.	Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

Report of Deloitte & Touche LLP, Independent Registered Chartered Accountants

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Cash Flows Statements

Consolidated Statements of Shareholders’ Equity (Deficit)

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

None.

3.	Exhibits

Exhibit						Filed
No.		Description	Form	Exhibit	Date	Herewith

2	.1†	Asset Purchase Agreement, dated May 8, 2001, between the Registrant and Smith & Nephew, Inc.	Form F-1 Amendment No. 3	2.1	19-12-05
3.1		Articles of the Registrant	Form F-1 Amendment No. 2	3.1	16-12-05
3.2		Articles of Amendment	Form F-1 Amendment No. 2	3.2	16-12-05
3.3		By-laws of the Registrant	Form F-1 Amendment No. 2	3.3	16-12-05
4.1		Specimen certificate evidencing common shares	Form F-1 Amendment No. 2	4.1	16-12-05
10.1		Form of Master Separation Agreement between the Registrant and The Westaim Corporation (“Westaim”)	Form F-1 Amendment No. 2	10.1	16-12-05
10.2		Form of Services Agreement between the Registrant and Westaim	Form F-1 Amendment No. 2	10.2	16-12-05
10.3		Form of Registration Rights Agreement between the Registrant and Westaim	Form F-1 Amendment No. 3	10.3	19-12-05
10	.4†	Amended and Restated License and Development Agreement, dated as of February 20, 2002, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Form F-1 Amendment No. 3	10.6	19-12-05
10	.5†	Letter Agreement, dated March 14, 2002, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Form F-1 Amendment No. 3	10.7	19-12-05
10	.6†	Amending Agreement, dated November 3, 2003, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Form F-1 Amendment No. 3	10.8	19-12-05

Exhibit						Filed
No.		Description	Form	Exhibit	Date	Herewith

10	.7†	Supply Agreement, dated May 8, 2001, among the Registrant, Smith & Nephew, Inc. and T.J. Smith & Nephew Limited	Form F-1 Amendment No. 3	10.9	14-12-05
10.8		Manufacturing Technology Escrow Agreement, dated May 8, 2001, among the Registrant, Smith & Nephew, Inc., T.J. Smith & Nephew Limited and Montreal Trust Company of Canada, as escrow agent	Form F-1 Amendment No. 1	10.10	14-12-05
10.9		Security Trust Agreement, dated as of May 8, 2001, between the Registrant and Montreal Trust Company of Canada, as trustee	Form F-1 Amendment No. 1	10.11	14-12-05
10	.10†	Trust Indenture, dated May 8, 2001, among the Registrant, NUCRYST Pharmaceuticals Inc. and Montreal Trust Company of Canada, as trustee	Form F-1 Amendment No. 3	10.12	19-12-05
10.11		Subordination and Non-Disturbance Agreement, dated as of May 8, 2001, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc., T.J. Smith & Nephew Limited and Montreal Trust Company of Canada	Form F-1 Amendment No. 1	10.13	14-12-05
10.12		Memorandum of Lease Agreement, dated as of July 1, 2005, between the Registrant and The Westaim Corporation	Form F-1 Amendment No. 2	10.14	16-12-05
10	.13*	1998 Equity Incentive Plan	Form F-1 Amendment No. 2	10.16	16-12-05
10	.14*	Form of Stock Option Agreements under the 1998 Equity Incentive Plan	Form F-1 Amendment No. 2	10.17	16-12-05
10	.15*	Form of Amended and Restated 1998 Equity Incentive Plan	Form F-1 Amendment No. 2	10.18	16-12-05
10	.16*	Form of Stock Option Agreement under the Amended and Restated 1998 Equity Incentive Plan	Form F-1 Amendment No. 3	10.19	19-12-05
10	.17*	Letter Agreement, dated March 16, 2005, between the Registrant and Mr. Eliot M. Lurier	Form F-1 Amendment No. 2	10.22	16-12-05
10	.18*	Letter Agreement, dated June 15, 2005, between the Registrant and Mr. David C. McDowell	Form F-1 Amendment No. 2	10.23	16-12-05
10	.19*	Summary of Non-Employee Director Compensation	Form F-1 Amendment No. 3	10.25	19-12-05
10.20		Form of Indemnification Agreement	Form F-1 Amendment No. 2	10.26	16-12-05
10	.21*	Summary of Changes to 2008 Compensation of Named Executive Officers

Exhibit						Filed
No.		Description	Form	Exhibit	Date	Herewith

10	.22*	Summary of Employment arrangement between Registrant and Mr. Barry M. Heck, effective May 23, 2007.	Form 10-Q/A	10.2	7-11-07
10	.23*	Letter Agreement between Registrant and Dr. Katherine Turner dated May 19, 2006.	Form 10-Q/A	10.4	7-11-07
10	.24*	Summary of Amendments made effective July 1, 2007 to Letter Agreement between Registrant and Dr. Katherine Turner dated May 19, 2006	Form 10-Q/A	10.5	7-11-07
10	.25*	Summary of Non-Employee Director Compensation, as amended effective May 2, 2006	Form 10-Q/A	10.6	7-11-07
10	.26*	Deferred Share Unit Plan adopted by Registrant effective March 16, 2006	Form 10-Q/A	10.7	7-11-07
10	.27*	Summary of Non-Employee Director Compensation, as amended effective June 14, 2007	Form 10-Q/A	10.8	7-11-07
10	.28*	Summary of 2007 Named Executive Performance Targets under Registrant’s variable pay program	Form 10-Q/A	10.9	7-11-07
10	.29*	Form of Director Restricted Stock Unit Award Agreement	Form 8-K	99.1	20-12-06
10	.30*	Form of Restricted Stock Unit Award Agreement — Executive Officer	Form 10-Q/A	10.12	7-11-07
10	.31*	Employment Agreement between the Registrant and Mr. Thomas E. Gardner dated Aug 21, 2007	Form 8-K	10.29	23-08-07
10	.32*	Summary of Termination of employment arrangement with Mr. Barry M. Heck effective August 22, 2007	Form 10-Q	10.6	7-11-07
10	.33†	Amended and Restated Supply Agreement, dated September 30, 2007, among the Registrant, Smith & Nephew, Inc. and T.J. Smith & Nephew Limited, effective January 1, 2007	Form 8-K/A	99.1	6-11-07
10	.34†	Second Amended and Restated License and Development Agreement, dated September 30, 2007, among the Registrant, NUCRYST Pharmaceuticals Inc., Smith & Nephew, Inc., and T.J. Smith & Nephew Limited	Form 8-K/A	99.2	6-11-07
10	.35*	Letter Agreement made effective September 1, 2007 amending the Letter Agreement between the Registrant and Mr. David C. McDowell dated June 15, 2005	Form 10-K	10.46	28-02-08

Exhibit						Filed
No.		Description	Form	Exhibit	Date	Herewith

10	.36*	Letter Agreement made effective January 1, 2008 amending the Letter Agreement between the Registrant and Mr. Eliot Lurier dated March 16, 2005	Form 10-K	10.47	28-02-08
10	.37*	Letter Agreement made effective January 1, 2008 amending the Letter Agreement between the Registrant and Dr. Katherine Turner dated May 19, 2006	Form 10-K	10.48	28-02-08
10	.38*	Form of Employee Incentive Program	Form 10-K	10.49	28-02-08
10	.39*	Letter Agreement between Ms. Carol L. Amelio and the Registrant dated February 1, 2006.	Form 10-K	10.50	28-02-08
10	.40*	Summary of 2008 Variable Pay Targets	Form 10-K	10.51	28-02-08
10	.41*	Stock Option Award Agreement dated April 10, 2008 between the Registrant and Thomas E. Gardner	Form 8-K	10.52	10-04-08
10	.42*	Confidential Separation and General Release Agreement dated April 15, 2008 between the Registrant and Eliot M. Lurier	Form 8-K	99.1	29-04-08
10	.43*	Employment Agreement dated May 8, 2008 between the Registrant and David B. Holtz	Form 8-K	10.53	7-05-08
10	.44*	Stock Option Award Agreement dated May 8, 2008 between the Registrant and David B. Holtz	Form 8-K	10.54	7-05-08
10	.45*	1998 Equity Incentive Plan As further amended	Form 8-K	10.55	8-05-08
10.46		Registration of Securities dated May 14, 2008	Form S-8	5.1 23.1 23.2 24.1	14-05-08
10.47		Post Effective Amendment No. to Form S-8	Form S-8	4.1	14-05-08
10	.48*	Confidential Separation and General Release Agreement dated April 30, 2008 between the Registrant and Katherine J. Turner	Form 8-K	10.56	21-05-08
10	.49*	Summary of Non Employee Director Compensation, as amended effective June 6, 2008	Form 10-Q	10.58	30-06-08
10	.50*	1998 Equity Incentive Plan as further amended on May 8, 2008	Form 10-Q	10.59	30-06-08
10.51		Letter Agreement dated August 18, 2008 between T.J. Smith & Nephew Limited and Smith & Nephew Inc. and the Registrant	Form 10-Q	10.60	30-09-08

Exhibit						Filed
No.		Description	Form	Exhibit	Date	Herewith

10.52		Amendment to Lease #2 dated September 4, 2008 between Cummings Properties, LLC and the Registrant	Form 10-Q	10.61	30-09-08
10	.53*	Amended and Restated Employment Agreement dated December 18, 2008 between Thomas E. Gardner and the Registrant	Form 8-K	10.56	18-12-08
10	.54*	Amending Agreement to Stock Option Award Agreement dated December 18, 2008 between Thomas E. Gardner and the Registrant	Form 8-K	10.57	18-12-08
10	.55*	Confidential Separation and General Release Agreement dated December 24, 2008 between Edward Gaj, Jr. and the Registrant	Form 8-K/A	10.58	9-12-08
10.56		Consulting Agreement dated effective January 1, 2009 between Edward Gaj, Jr. and the Registrant	Form 8-K/A	10.59	9-12-08
10.57		Confidential Separation Agreement and General Release dated effective February 11, 2009 between Thomas E. Gardner and the Registrant	Form 8-K	99.1	18-02-09
21.1		Subsidiaries of the Registrant	Form F-1	21.1	2-12-05
23.1		Consent of Deloitte & Touche LLP				X
24.1		Power of Attorney (included on signature page hereto)
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

†	Confidential treatment has been granted for portions of this exhibit.

*	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in Princeton, New Jersey on February 18, 2009.

NUCRYST PHARMACEUTICALS CORP.

By:	/s/ David B. Holtz
David B. Holtz
Interim President and Chief Executive Officer
Chief Financial Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of NUCRYST Pharmaceuticals Corp., hereby severally constitute and appoint David B. Holtz, our true and lawful attorney, with full power to him to sign for us in our names in the capacities indicated below, all amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable NUCRYST Pharmaceuticals Corp. to comply with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and effective February 18, 2009.

Name	Title

/s/ David B. Holtz David B. Holtz	Interim President and Chief Executive Officer Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Richard Zahn Richard Zahn	Director

/s/ Barry M. Heck Barry M. Heck	Director

/s/ Neil Carragher Neil Carragher	Director

/s/ Roger G.H. Downer Roger G.H. Downer	Director

/s/ David Poorvin David Poorvin	Director

/s/ G.A. (Drew) Fitch G.A. (Drew) Fitch	Director