Form 10-Q
period 2009-03-31
NUCRYST Pharmaceuticals Corp.
filed 2009-05-06
CIK 1344674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51686
NUCRYST Pharmaceuticals Corp.
(Exact name of registrant as specified in its charter)

Alberta, Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

101 College Road East, Princeton, NJ (Address of principal executive offices)	08540 (Zip Code)
(609) 228-8210
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “Large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009

Common Shares	18,323,865 shares

TABLE OF CONTENTS

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008

Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008

Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2009 and 2008

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2009

Notes to Interim Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 4T.	Controls and Procedures

Part II	Other Information

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 6.	Exhibits
     In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S.$”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our consolidated financial statements included elsewhere in this Form 10-Q, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the March 31, 2009 noon buying rate reported by the Bank of Canada, being U.S.$1.00 = C$1.2602.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Balance Sheets
(unaudited)
(thousands of U.S. dollars)

	March 31, 2009	December 31, 2008

ASSETS
Current
Cash and cash equivalents	$8,412	$23,388
Accounts receivable (note 10)	4,210	5,062
Inventories (note 4)	3,173	2,887
Prepaid expenses	355	414

Total current assets	16,150	31,751
Restricted cash	—	145
Capital assets — net	8,822	9,379
Intangible assets — net (note 5)	479	525

Total assets	$25,451	$41,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$2,886	$2,859
Deferred lease inducement	87	90

Total current liabilities	2,973	2,949
Long term deferred lease inducement	459	495

Total liabilities	3,432	3,444

Guarantees (note 9)
Shareholders’ equity
Common shares no par value, unlimited shares authorized: issued and outstanding — 18,323,865 and 18,320,531 shares at March 31, 2009 and December 31, 2008, respectively (note 7)	68,133	82,776
Additional paid-in capital	2,229	2,178
Accumulated other comprehensive loss	(6,197)	(5,528)
Accumulated deficit	(42,146)	(41,070)

Total shareholders’ equity	22,019	38,356

Total liabilities and shareholders’ equity	$25,451	$41,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements of Operations
(unaudited)
(thousands of U.S. dollars except share and per share data)

	Three Months Ended March 31,
	2009	2008

Revenue
Wound care product revenue	$4,149	$5,189
Costs
Manufacturing	2,233	4,100
Research and development	749	1,487
General and administrative	2,628	2,488

Loss from operations	(1,461)	(2,886)

Foreign exchange gains	383	638
Interest income	2	70

Loss before income taxes	(1,076)	(2,178)
Current income tax expense	—	2

Net loss	$(1,076)	$(2,180)

Loss per common share (note 8)
Net loss — basic and diluted	$(0.06)	$(0.12)

Weighted average number of common shares outstanding:
— basic	18,321,864	18,370,092
— diluted	18,321,864	18,370,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements of Cash Flow
(unaudited)
(thousands of U.S. dollars)

	Three Months Ended March 31,
	2009	2008

Operating activities
Net loss	$(1,076)	$(2,180)
Items not affecting cash
Depreciation and amortization	362	429
Stock-based compensation expense	64	217
Amortized lease inducement	(22)	(27)
Changes in non cash working capital
Accounts receivable	779	7,254
Inventories	(372)	905
Prepaid expenses	52	(78)
Accounts payable and accrued liabilities	94	49

Cash (used in) provided from operating activities	(119)	6,569

Investing activities
Restricted cash	145	(1)
Capital expenditures	(34)	(705)
Intangible assets	(4)	(8)

Cash (used in) provided from used in investing activities	107	(714)

Financing activities
Return of capital to shareholders (note 7)	(14,656)	—

Cash provided from financing activities	(14,656)	—

Effect of exchange rate changes on cash and cash equivalents	(308)	(469)

Net (decrease) increase in cash and cash equivalents	(14,976)	5,386
Cash and cash equivalents at beginning of period	23,388	17,841

Cash and cash equivalents at end of period	$8,412	$23,227

Cash and cash equivalents is comprised of:
Cash	$3,777	$13,923
Cash equivalents	4,635	9,304

Supplemental disclosure of cash flow information:
Non-cash capital asset additions included in accounts payable and accrued liabilities at end of period	$—	$6

Cash paid for income taxes	—	142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)
(thousands of U.S. dollars)

	Common Shares			Accumulated
			Additional	Other		Total	Total
		Stated	Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Number	Amount	Capital	Loss	Deficit	Loss	Equity

December 31, 2008	18,320,531	$82,776	$2,178	$(5,528)	$(41,070)		$38,356

Issuance of common shares for restricted share units	3,334	13	(13)	—	—	$—	—

Stock-based compensation	—	—	64	—	—	—	64

Return of capital to shareholders		(14,656)	—	—	—	—	(14,656)

Foreign currency translation adjustments	—	—	—	(669)	—	(669)	(669)

Net loss	—	—	—	—	(1,076)	(1,076)	(1,076)

March 31 ,2009	18,323,865	$68,133	$2,229	$(6,197)	$(42,146)	$(1,745)	$22,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
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

The Corporation’s revenue is comprised of wound care product revenue, which includes manufacturing cost reimbursement on the sale of the Corporation’s wound care products to Smith & Nephew plc (“Smith & Nephew”) and royalties on the further sale of those products by Smith & Nephew to third parties, as well as milestone payments earned upon the achievement of specified Smith & Nephew sales thresholds or regulatory events. All of the Corporation’s revenues since May 2001 have been derived from sales of the Corporation’s wound care products to Smith & Nephew, royalties on the further sale of those products and milestone payments from Smith & Nephew.

2	BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of the Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). They do not include all information and notes required by GAAP in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited interim condensed consolidated financial statements are the same as those described in the Corporation’s audited consolidated financial statements prepared in accordance with GAAP for the year ended December 31, 2008.

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

The Corporation believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three months ended March 31, 2009 are not necessarily indicative of financial results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Corporation’s annual consolidated financial statements for the year ended December 31, 2008.

These condensed consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, NUCRYST Pharmaceuticals Inc., which was incorporated on November 20, 1997 under the laws of the state of Delaware. All intercompany balances and transactions have been eliminated during consolidation.

3	SIGNIFICANT ACCOUNTING PRINCIPLES

Accumulated other comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss consists of foreign currency translation adjustments for the period, that arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive loss of $6,197 and $5,528 at March 31, 2009 and 2008, respectively, consists of foreign currency translation adjustments.

Recently adopted and pending accounting pronouncements

SFAS 157-2

In February 2008, the FASB issued FSP SFAS 157-2, which delayed the effective date of SFAS No. 157, “Fair Value Measurement” for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 15, 2008. The Corporation adopted the provisions of SFAS 157 as it relates to reporting units and indefinite-lived intangible assets measured at fair value for the purposes of goodwill and intangible asset impairment testing as of January 1, 2009. The adoption of SFAS 157 did not have a material impact on the Corporation’s consolidated financial position or results of operations.

SFAS 157-4

In April 2009, the FASB issued Statement No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased and guidance for identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for the periods ending after June 15, 2009. The Corporation is currently assessing the impact SFAS 157-4 will have on its results of operations and consolidated financial position.

SFAS 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Corporation’s consolidated financial position or results of operations.

EITF 07-1

In September 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-1 “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-1 did not have a material impact on the Corporation’s consolidated financial position or results of operations.

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
These statements change the way companies account for business combinations and non-controlling interests (minority interests in current U.S. GAAP). Compared with their predecessors, Statements 141(R) and 160 will require:
•	More assets acquired and liabilities assumed to be measured at fair value as of the acquisition date;

3	SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)
•	Liabilities related to contingent consideration to be re-measured at fair value in each subsequent reporting period;

•	An acquirer in pre-acquisition periods to expense all acquisition related costs; and

•	Non-controlling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity.
Statements 141(R) and 160 should both be applied prospectively for fiscal years beginning on or after December 15, 2008. However, Statement 160 requires entities to apply the presentation and disclosure requirements retrospectively (e.g., by reclassifying non-controlling interests to appear in equity) to comparative financial statements if presented. Both standards prohibit early adoption. The adoption of these standards did not have a material impact on the Corporation’s consolidated financial position or results of operations.

SFAS 141R-1

In April 2009, the FASB issued Statement No. 141R-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies (“SFAS 141R-1”). SFAS 141R-1 amends and clarifies SFAS 141R to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in business combinations. SFAS 141R-1 is effective for assets or liabilities arising from contingences in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R-1 did not have a material impact on the Corporation’s consolidated financial position or results of operations.

FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as annual financial statements. FSP SFAS 107-1 and APB 28-1 is effective for interim and fiscal periods beginning after June 15, 2009. Because FSP SFAS 107-1 and APB 28-1 applies only to financial statement disclosures, the Corporation’s adoption of this standard is not expected to have a material impact on the Corporation’s consolidated financial position or results of operations.

4	INVENTORIES

	March 31,	December 31,
	2009	2008

Raw materials	$2,060	$2,226
Materials in process	883	316
Finished product	230	345

Total	$3,173	$2,887

5	INTANGIBLE ASSETS

	March 31,	December 31,
	2009	2008

Patents	$2,107	$2,165
Less accumulated amortization	(1,628)	(1,640)

Total	$479	$525

Amortization related to intangible assets was $34 and $51 for the three months ended March 31, 2009 and 2008.

Estimated future amortization expense of intangible assets at March 31, 2009 is as follows:

2009 (remaining 9 months)	$102
2010	118
2011	90
2012	66
2013	51
Thereafter	52

Total	$479

6	INCOME TAXES

The Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”) on January 1, 2007. During the year ended December 31, 2008, changes in the amount of the Corporation’s unrecognized tax benefits were related to tax positions of 2008 and prior years.

The additions were mostly offset by reductions, resulting in unrecognized tax benefits of $0.2 million at December 31, 2008. Additions and reductions of unrecognized tax benefits for the three months ended March 31, 2009 were not material and were in respect of tax positions of the current period.

The Corporation files federal and provincial income tax returns in Canada and its U.S. subsidiary files federal and state income tax returns in the U.S. The Corporation is generally no longer subject to income tax examinations by Canadian and U.S. tax authorities for years before 2001. The Canada Revenue Agency (“CRA”) commenced an examination of the Corporation’s Canadian income tax returns for 2001 and 2002 in the second quarter of 2005. The Corporation has been working with the CRA to resolve the audit matters under review. Resolution of the audit matters under review may apply to taxation years beyond 2002. Any reassessments to be issued by the CRA, on an aggregate basis, could result in a material effect on the Corporation’s consolidated financial statements, although at this time, the potential impact cannot be reasonably estimated by the Corporation.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008 and March 31, 2009, the Corporation’s deferred tax assets were offset by a valuation allowance. Management will continue to provide a full valuation allowance until it determines that it is more likely than not that the deferred tax assets will be realized.

7	SHARE CAPITAL

At a special meeting of the Corporation’s shareholders held on February 12, 2009, the shareholders passed a special resolution to reduce stated capital of the common shares of the Corporation for the purpose of distributing $0.80 cash per common share to shareholders of the Corporation as of the record date February 17, 2009. The Corporation distributed an aggregate of $14,656 to shareholders on February 25, 2009.

Stock-based compensation plans

The Corporation maintains an equity incentive plan (the “Plan”) for employees under which stock options, stock appreciation rights and restricted share units (“RSUs”) may be granted. In May 2008, the Corporation amended the Plan to increase the maximum number of common shares reserved for issuance under the Plan from 2,200,000 common shares to an amount that is equal to 15% of the issued and outstanding common shares of the Corporation. As of March 31, 2009, 15% of issued and outstanding shares represented 2,748,580 shares and 1,867,318 of this amount were available for grant under the Corporation’s stock-based compensation plans as of March 31, 2009.

The exercise price of each stock option and RSU is set at an amount not less than the market value of the common shares of the Corporation at the time of grant. Stock options generally vest evenly over a three-year period. Certain option grants are subject to immediate vesting as to one-third of the grant, with the remaining two-thirds of the options vesting evenly over a two-year period. All stock options expire ten years from the date of grant. RSUs generally vest evenly over a period between two and three years. Awards that expire or are forfeited generally become available for issuance under the plan.

7	SHARE CAPITAL (Continued)

Total stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2009 and 2008 was $64 and $217, respectively, and was included in general and administrative expense.

A summary of the status of the Corporation’s stock option plan as at March 31, 2009 and 2008 and changes during the three months ended on those dates is presented below:

	Number of Options		Weighted Average Exercise Price
For the three months ended March 31	2009	2008	2009	2008

Balance at beginning of period	1,596,199	1,405,638	$2.85	$3.82
Granted	100,000	160,000	0.38	2.00
Forfeited	(836,269)	(90,085)	2.52	3.81

Balance at end of period	859,930	1,475,553	$2.88	$3.73

The weighted average remaining contractual life of options outstanding at March 31, 2009 was 8.27 years.

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions are noted in the table below. The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders. The fair value and vesting period of certain options with variable vesting provisions were estimated on the date of grant using an alternative pricing model. The weighted average fair value of options granted in the three months ended March 31, 2009 and 2008 was $0.31 and $1.62, respectively. As of March 31, 2009, total compensation cost related to unvested stock options not yet recognized was $383. This amount is expected to be recognized over the next 36 months on a weighted-average basis.

The expected volatility used in the stock option valuation is the Corporation’s estimate for the future volatility of the stock price based on a review of the historical volatility. The dividend yield reflects the Corporation’s intention to not pay cash dividends in the foreseeable future. The expected life is based on observed historical exercise patterns of the Corporation. Groups of directors and employees that have different historical exercise patterns are being considered separately for valuation purposes. The risk free interest rate is based on the yield of a U.S. Government zero-coupon issue with a remaining life approximately equal to the expected term of the option.

	Three months ended March 31
Stock options	2009	2008

Expected volatility	93%	93%
Dividend yield	—	—
Expected life	7 years	7 years
Risk free rate	2.24%	4.63%

There were no RSUs granted during the three months ended March 31, 2009 and 2008. A summary of the Corporation’s unvested RSUs as of March 31, 2009 and 2008 and changes during the three months ended on those dates is presented below:

			Weighted Average Grant
	Number of RSUs		Date Fair Value
	2009	2008	2009	2008

Balance at beginning of period	27,999	39,200	$1.98	$3.02
Exercised	(3,334)	(5,901)	4.08	4.08
Forfeited	(3,333)	—	2.00	—

Balance at end of period	21,332	33,299	$1.64	$2.84

8	LOSS PER SHARE

In calculating loss per share under the treasury stock method, the numerator remains unchanged from the basic loss per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income.

The impact of all dilutive securities on loss per share is anti-dilutive for the three months ended March 31, 2009 and 2008, including all outstanding options and RSUs. Therefore, these options and RSUs were not included in the computation of diluted net loss per share.

9	GUARANTEES

The Corporation has not provided for product warranty obligations as products presently sold to the Corporation’s customer carry a limited short term warranty and the Corporation’s claims experience has been negligible.

In the normal course of operations, the Corporation may provide indemnification in standard contractual terms to counterparties in transactions such as purchase and sale agreements, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the Corporation to compensate the counterparties for costs incurred as a result of various events, such as litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the agreement, which prevents the Corporation from making a reasonable estimate of the maximum potential amount that it could be required to pay to counterparties. Historically, the Corporation has not made any payments under such arrangements and no amounts have been accrued in these condensed consolidated financial statements with respect to these indemnification guarantees.

10	SEGMENTED INFORMATION

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
a)	Assets by geographic segment

	March 31,	December 31,
	2009	2008

Canada	$22,958	$29,436
United States	2,493	12,364

	$25,451	$41,800

b)	Capital assets and intangible assets by geographic segment

	March 31,	December 31,
	2009	2008

Canada	$9,247	$9,871
United States	54	33

	$9,301	$9,904

All of the Corporation’s revenues in the three months ended March 31, 2009 and 2008 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     The following discussion should be read in conjunction with our unaudited, condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. These historical financial statements may not be indicative of our future performance. In this discussion, unless the context otherwise requires or indicates, the terms “the Company,” “our Company,” “NUCRYST,” “we,” “us” and “our” refer to NUCRYST Pharmaceuticals Corp. and its consolidated subsidiaries and their predecessors.
     In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and/or forward-looking information under applicable Canadian provincial securities laws (collectively “forward-looking statements”) which are subject to the “safe harbor” created by those sections and include, but are not limited to, statements that relate to projections of earnings, cash flows, capital expenditures or other financial items, discussions of future revenue and product enhancements and cash savings. These statements also relate to our business strategy, goals and expectations concerning future operations, margins, liquidity, new product development and capital resources, as well as more generally to the pharmaceutical and medical device industry and business, demographic and other general matters. Forward-looking statements reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the pharmaceutical and medical device industry and business, demographic and other matters, in general. The words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “anticipate,” “may,” “will,” “would,” “could,” “continue,” “further,” “seek,” and similar words or statements of a future or forward-looking nature are intended to identify forward-looking statements for purposes of the federal securities laws or otherwise, although not all forward-looking statements contain these identifying words.
     All forward-looking statements you read in this quarterly report reflect our current views with respect to future events and are subject to risks, uncertainties and assumptions relating to our operations, results of operations, business strategy and liquidity and the markets for our current and proposed products. Accordingly, there are or will be numerous important factors that could cause our actual results and other circumstances and events to differ materially from those indicated in these statements including, but not limited to: future shareholder actions with respect to our capitalization and strategic direction; our ability to satisfy regulatory and stock exchange standards and requirements to maintain our exchange listings; the performance of the stock markets generally; the uncertainty of our future operating results, which are likely to fluctuate; our reliance on and ability to maintain our collaboration with Smith & Nephew; our reliance on sales of Acticoat™ products with our SILCRYST™ coatings by Smith & Nephew; our ability to achieve and sustain cost savings and operating efficiencies sufficient to substantially offset the manufacturing cost rebate we have agreed to pay Smith & Nephew; our ability to retain skilled and experienced personnel; the availability, timing or likelihood of regulatory filings and approvals for our new products and our ability to maintain regulatory compliance with respect to our existing products; our ability to establish successful commercialization programs, through corporate collaborations or otherwise, for our NPI 32101 barrier cream and other development programs; the impact of delays and challenges with new product introductions, the impact of new product introductions on the sales of existing products; changes in currency exchange rates; changes in regulation or tax laws applicable to us; changes in general economic and capital market conditions; other risks and uncertainties that have not been identified at this time; and management’s response to these factors.
     The foregoing list should not be construed as exhaustive, and you should specifically consider the other cautionary statements that are identified in the section “Risk Factors” included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Other than as required by applicable law, we undertake no obligation publicly to update or review any forward-looking statement, whether as a result of new information, events, circumstances or developments of which we may become aware after the date of this report or otherwise. All future written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.
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
     We are a majority-owned subsidiary of the Westaim Corporation (“Westaim”), a Canadian company incorporated in Alberta and publicly traded on the Toronto Stock Exchange. Westaim owns approximately 75% of our outstanding common shares as of the date of filing of this report. In May 2008, Westaim announced that as a part of an overall strategic review, it was reviewing alternatives for monetizing its investment in NUCRYST. In December 2008, we received a requisition from Westaim to call a special meeting of shareholders to consider a return of capital of $0.80 per share to shareholders. On February 12, 2009, the special meeting was held and pursuant to section 38(1) of the Business Corporations Act (Alberta) a special resolution was approved to reduce the stated capital of our outstanding common shares by $0.80 per share, for the purpose of distributing $0.80 cash per common share to shareholders. This equated to a return of capital of approximately $14.7 million. The return of capital was distributed to shareholders on February 25, 2009.
     We experienced changes in senior management in the first quarter of 2009. In January 2009, Mr. Thomas E. Gardner resigned as Chairman of our board of directors, President and Chief Executive Officer and Mr. David B. Holtz was appointed interim President and Chief Executive Officer in addition to his Chief Financial Officer responsibilities. Mr. Neil Carragher, our lead director, was appointed Chairman of our board of directors. Mr. Gardner resigned from our board of directors on February 11, 2009.
Smith & Nephew Agreements
     We develop and sell advanced wound care products with our SILCRYST™ coating under a series of license and supply agreements with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under these agreements, we licensed to Smith & Nephew the exclusive right to market, distribute and sell world-wide certain products with our SILCRYST™ coatings for use on non-minor skin wounds and burns on humans, and agreed to manufacture these products and supply them exclusively to Smith & Nephew. Advanced wound care products with our SILCRYST™ coatings have received clearance from the U.S. Food and Drug Administration (“FDA”) and approval of other regulators and are now sold by Smith & Nephew in over 30 countries around the world, under its Acticoat™ trademark.
     We currently do not have any products being sold in the marketplace other than Acticoat™ wound care products being sold by Smith & Nephew. Consequently, our results of operations depend solely on Acticoat™ product sales generated by Smith & Nephew under our agreements with Smith & Nephew. The amount of our revenues in general, and royalty revenues in particular, is determined primarily by the level of sales of Acticoat™ products achieved by Smith & Nephew. On April 30, 2009, Smith & Nephew announced their first quarter results and reported a 9% growth in their wound care business prior to the impact of foreign currency changes. Acticoat™ product sales by Smith & Nephew increased by 7% prior to the impact of foreign currency changes but declined by 9% after taking into account foreign currency changes. We believe that market conditions in the advanced wound care market, including the silver dressing segment, have become more competitive due in part to increased competition and customer cost containment efforts. We are uncertain as to whether or the extent to which this increased competition or Smith & Nephew’s ability to introduce other silver-based wound care products has had, or will have an impact on Acticoat™ product sales and our revenues in the future, as it will depend on future events, including Smith & Nephew’s response to market conditions. Since the execution of amended agreements with Smith & Nephew in September 2007, Smith & Nephew has introduced three new wound care products with other forms of silver (Algisite Ag, Allevyn Ag and Biostep Ag). We believe that some of these new silver-based wound care products will serve to simply complement the existing Acticoat™ products marketed by Smith & Nephew without impacting sales of Acticoat™ products, while others may be viewed as alternatives to Acticoat™ products, thereby potentially adversely affecting Acticoat™ product sales and ultimately our operating revenues in the foreseeable future.
     We continue to work with Smith & Nephew to develop new Acticoat™ wound care products with our SILCRYST™ coating, and in the fourth quarter of 2008 we announced that Health Canada granted marketing approval for Acticoat™ Flex barrier dressing for wounds that require up to seven days of sustained antimicrobial activity. Smith & Nephew is in the process of seeking additional regulatory approvals for Acticoat™ Flex, including an FDA 510(k) clearance. Smith & Nephew has indicated that upon receipt of the required regulatory approvals it expects to launch the Acticoat™ Flex product in North America and Europe during 2009.
     Our revenues under the amended license and supply agreements with Smith & Nephew consist of manufacturing cost reimbursements on a fixed overhead cost basis, royalties, payments upon the achievement of specified milestones and reimbursement of a portion of the costs we incur in connection with the development of and improvement to SILCRYST™ coated products covered by the agreements. We record our royalty revenues upon the sale of our products by Smith & Nephew to its customers. Our royalty revenue varies in proportion to increases or decreases in Smith & Nephew’s sales of its Acticoat™ products. These sales could be affected by Smith & Nephew’s unilateral authority to determine the selling price for its Acticoat™ products. Moreover, although Smith & Nephew has agreed to use reasonable commercial efforts to market Acticoat™ products, Smith & Nephew is not required to purchase any significant amount of product from us.
     Effective January 1, 2007, under the amended supply agreement with Smith & Nephew, the method by which we determine the price we charge for the products we manufacture and supply to Smith & Nephew was changed to reimburse us for a fixed overhead charge plus all direct costs incurred in manufacturing Acticoat™ products, including direct material, direct labor, labeling, testing and packaging. The overhead component of the unit pricing mechanism has been fixed at a minimum floor amount equal to all indirect costs we incurred in 2007 related to the manufacture of Acticoat™ products, including administration, labor, rent, insurance, utilities, repairs and quality control. This fixed floor amount is payable by Smith & Nephew regardless of the actual volume of Acticoat™ products ordered by Smith & Nephew and regardless of our actual overhead costs during the year. The amended agreements provide for a reconciliation process such that if we have not received sufficient orders to cover the fixed overhead charge by a certain date each year, we are entitled to immediately invoice Smith & Nephew for the difference. In addition, as part of the new pricing mechanism, we agreed to pay Smith & Nephew an annual manufacturing cost rebate in the amount of $4.5 million per year, which we expect to be recoverable through reductions in our cost of goods manufactured for Smith & Nephew over the same time period. We recognize the manufacturing cost rebate as a reduction in our wound care product revenue. In order to control expenses, we have continued to make adjustments to our manufacturing operations, including reductions in our workforce. Through these workforce reductions, together with the implementation of manufacturing production efficiencies and other overhead cost reduction initiatives, we have achieved actual reductions in our costs sufficient to offset a significant portion of the manufacturing cost rebate we pay to Smith & Nephew. Our ability to continue to offset the manufacturing cost rebate in 2009 will depend on the level of Smith & Nephew product orders as well as our ability to maintain the efficiency gains we have achieved. Under the amended supply agreement, the modified reimbursement pricing and the manufacturing cost rebate were established for years 2007, 2008 and 2009, and we will negotiate future product pricing with Smith & Nephew for 2010 and beyond.
     New Product Development
     Outside of our Smith & Nephew agreements, we are continuing our efforts to extend our nanocrystalline silver technology to develop other medical devices to combat infection and inflammation. While we discontinued our efforts to develop pharmaceutical products containing our NPI 32101 for the treatment of gastrointestinal conditions in 2008, we are continuing to explore commercialization avenues for our topical barrier cream containing NPI 32101, as well as discussing with third parties other product applications for our coating technology outside of wound care.

     In addition to our efforts to expand our revenue base, we have been reviewing our overall operations and reducing the level of expenditures, particularly in certain development areas. We closed our Wakefield, Massachusetts research center and relocated our corporate headquarters to Princeton, New Jersey in the fourth quarter of 2008. We remain focused on looking for development opportunities with third-parties in various clinical areas, but we do not expect to develop additional pharmaceuticals applications for NPI 32101 without first securing commercialization partners.
Results of Operations

	Quarter Ended March 31
	(in thousands)
	2009	2008
Total Revenue	$4,149	$5,189
Manufacturing Costs	2,233	4,100

Gross Margin	$1,916	$1,089
Gross Margin Percent	46%	21%
Three Months Ended March 31, 2009 and March 31, 2008
     Revenue & Gross Margin
     Total revenue, which consists of wound care product revenue less the manufacturing cost rebate, for the three months ended March 31, 2009 was $4.1 million compared to $5.2 million for the three months ended March 31, 2008. The decrease of $1.1 million is primarily attributable to the combined effect of a 29% decline in units shipped to Smith & Nephew compared to the prior year period, and to a decrease in royalty revenue as a result of the impact of foreign currency changes on sales reported by Smith & Nephew in U.S. dollars. The decline in products shipped year over year is due in part to a higher than average level of shipments in the first quarter of 2008, and a lower level of shipments in the first quarter of 2009 as a consequence of Smith & Nephew’s continued efforts to reduce its inventory levels.
     Our gross margin increased $0.8 million to $1.9 million for the three months ended March 31, 2009 from $1.1 million for the three months ended March 31, 2008 due to a significant reduction in our per unit costs, and a slight increase in manufacturing prices per unit. Our manufacturing costs declined by $1.9 million to $2.2 million for the three months ended March 31, 2009 as compared to the same period in 2008. The significant decline is due to overall cost reductions achieved through the implementation of manufacturing production efficiencies, workforce reductions and other overhead cost reduction initiatives as well a 29% decline in units shipped.
     We recognize manufacturing cost reimbursement revenue when we ship our products to Smith & Nephew and recognize royalty revenue when Smith & Nephew sells our products to its end-user customers. Consequently, our gross margin percent may vary from period to period due to differences in timing of when we ship our products to Smith & Nephew and when Smith & Nephew sells our products to its customers.
     Other Operating Costs
     Research and development costs for the three months ended March 31, 2009 were $0.7 million compared to $1.5 million for the three months ended March 31, 2008. The decrease of $0.8 million is the result of reductions in our research staff and activities, including the closure of our Wakefield, Massachusetts research facility. We intend to continue to control these expenses and incur development costs at a reduced level compared to 2008.
     General and administrative costs for the three months ended March 31, 2009 were $2.6 million compared to $2.5 million for the three months ended March 31, 2008. The increases associated with higher severance and other administrative costs were partially offset by cost reductions achieved through the transfer of our U.S. headquarters to Princeton, New Jersey and a reduction in administrative staff. The decline in the Canadian dollar relative to the U.S. dollar also reduced the overall increase. We expect to achieve reductions in our general and administrative costs on a quarterly basis for the remainder of 2009.

     Non-Operating Items
     We recorded a net gain of $0.4 million from foreign currency changes for the three months ended March 31, 2009 compared to a $0.6 million net gain for the three months ended March 31, 2008. The changes in the U.S. dollar and Canadian dollar exchange rates result in unrealized currency gains and losses on U.S. dollar working capital amounts held by our Canadian operations. All of our revenues from Smith & Nephew are received in U.S. dollars.
     There was $0.1 million interest income for the three months ended March 31, 2008 compared to a negligible amount for the three months ended March 31, 2009. This reduction is primarily the result of the lower interest rates and lower levels of short term investments for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
Liquidity and Capital Resources
     At March 31, 2009, we had cash and cash equivalents of $8.4 million, compared to $23.2 million at December 31, 2008. Cash and cash equivalents not required for operating and other investing activities are invested in treasury bills and other short term, liquid investments. We currently have no third party debt or lines of credit or other financing arrangements in place with banks or other financial institutions.
     Cash used in operating activities amounted to $0.1 million for the three months ended March 31, 2009 compared to $6.6 million of cash provided by operating activities for the three months ended March 31, 2008. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers. In January of 2008, we received $5.0 million from Smith & Nephew with respect to a sales milestone earned in December 2007. Increases in inventories resulted in a $0.4 million use of cash in the three months ended March 31, 2009 compared to a $0.9 million source of cash from a decline in inventories in the three months ended March 31, 2008.
     Cash provided by investing activities amounted to $0.1 million for the three months ended March 31, 2009 compared to a use of $0.7 million in cash for the three months ended March 31, 2008. Capital expenditures were less than $0.1 million for the three months ended March 31, 2009 and were $0.7 million for the three months end March 31, 2008. Capital expenditures for the three months ended March 31, 2008 were primarily related to the completion of a major production expansion at our manufacturing facility in Fort Saskatchewan, Alberta. The capital expenditures for the three months ended March 31, 2009 were below historical levels and we expect capital expenditures for the remainder of 2009 to remain below prior year levels.
     In February 2009, we distributed $14.7 million to shareholders pursuant to a shareholder initiated and approved return of capital. There were no other financing activities for the three months ended March 31, 2009 and 2008.
     In August 2008, we announced that our Board of Directors authorized a program for the Company to repurchase up to 900,000 shares of its outstanding common stock for an amount not to exceed $1.3 million using the facilities of the NASDAQ Global Market. Under the stock repurchase program, the Company may selectively repurchase its stock from time to time on the open market, in privately negotiated transactions or otherwise, at times and in amounts as the Company deems appropriate. The repurchase program is authorized through June 30, 2009, and may be modified or discontinued at any time. The repurchased shares, if any, will be held in the Company’s treasury. The Company made no repurchases of shares under the program in the three months ended March 31, 2009.
     We expect that our available cash resources together with the anticipated revenue from our agreements with Smith & Nephew will be sufficient to support our current and expected operations for at least the next 18 months. However, the adequacy of our available funds to meet future operating and capital requirements will depend on many factors, including Smith & Nephew’s purchases of our wound care products, sales performance of Smith & Nephew’s Acticoat™ products, the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our product candidates and the occurrence of unexpected developments.
     We may seek to raise additional financing through the sale of equity, equity-related or debt securities or loans. The sale of additional equity or equity-related securities may result in additional dilution to our shareholders. Debt financing will expose us to risks of leverage, including the risk that we may be unable to pay the principal of and interest on our indebtedness when due, and that we may be required to pledge our assets as collateral for any debt financing that we obtain. Moreover, additional financing may not be available at times, in amounts or on terms acceptable to us or at all, particularly because we have granted a first priority security interest in certain critical patents and other intellectual property to Smith & Nephew. If we require and are unable to obtain additional financing, we may be forced to further reduce the scope of, or delay or eliminate, some or all of our planned research, development and commercialization activities and we may also be required to reduce the scale of our operations, any of which could have a material adverse effect on our business.
     Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”) on January 1, 2007. During the year ended December 31, 2008, changes in the amount of our unrecognized tax benefits were related to tax positions of 2008 and prior years. The additions were mostly offset by reductions, resulting in unrecognized tax benefits of $0.2 million at December 31, 2008. Additions and reductions of unrecognized tax benefits for the three months ended March 31, 2009 were not material and were in respect of tax positions of the current period.
     We filed federal and provincial income tax returns in Canada and our U.S. subsidiary files federal and state income tax returns in the U.S. We are generally no longer subject to income tax examinations by Canadian and U.S. tax authorities for years before 2001. The Canada Revenue Agency (“CRA”) commenced an examination of our Canadian income tax returns for 2001 and 2002 in the second quarter of 2005. We have been working with the CRA to resolve the audit matters under review. Resolution of the audit matters under review may apply to taxation years beyond 2002. Any reassessments to be issued by the CRA, on an aggregate basis, could result in a material effect on our consolidated financial statements, although at this time, we cannot reasonably estimate the potential impact.
     At December 31, 2008 and March 31, 2009, the Company’s deferred tax assets were offset by a valuation allowance. We will continue to provide a full valuation allowance until we determine that it is more likely than not that the deferred tax assets will be realized.
     Contractual Commitments and Obligations at March 31, 2009
     The table provided below reports commitments and obligations that have been recorded on our condensed consolidated balance sheet as of March 31, 2009. Certain other obligations and commitments, while not required under generally accepted accounting principles (“GAAP”) to be included in the condensed consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Payments Due by Period
	Less than			More than
	1 year	1-3 years	3-5 years	5 years	Total

Consolidated Obligations and Commitments	(in millions)

Facilities operating leases	$0.7	$1.4	$1.4	$1.4	$4.9
Contractual Obligations (1)	4.6	—	—	—	4.6
Purchase Obligations	0.9	—	—	—	0.9

Total obligations and commitments	$6.2	$1.4	$1.4	$1.4	$10.4

(1)	This commitment relates primarily to our obligation under our supply agreement to pay Smith & Nephew a manufacturing cost rebate in the amount of $4.5 million in 2009.
     We are unable to make a reasonably reliable estimate as to when a cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above. See Note 6 to the Consolidated Financial Statements for additional information.
Off-Balance Sheet Commitments as of March 31, 2009
     As of March 31, 2009, our future minimum commitments and contractual obligations included two facilities operating leases. These items are not required to be recorded on our balance sheet under GAAP. They are disclosed in the table presented above in order to provide a more complete picture of our financial position and liquidity as of March 31, 2009.
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
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the consolidated financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate estimates and judgments, including those related to revenue recognition, inventory valuation, and useful lives of capital and intangible assets. Our estimates are based on historical experience and on various other factors that we believe to be appropriate under the circumstances at the time made. Actual results may differ from these estimates under different assumptions or conditions.
     Certain of our accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which include revenue recognition, inventory valuation, useful life of capital and intangible assets, and share-based compensation are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies as of March 31, 2009.
Recently Adopted and Pending Accounting Pronouncements
     See “Note 3, Recently Adopted and Pending Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

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
     Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation our management concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.
     Changes in internal control over financial reporting
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     In the normal course of business, we are from time to time subject to litigation and claims from third parties. We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS
     There have been no significant changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     A Special Meeting of our shareholders was held on Thursday, February 12, 2009 pursuant to a requisition dated December 1, 2008 made by Westaim, for the purpose of considering and voting on a special resolution pursuant to section 38(1)(b) of the Business Corporations Act (Alberta) to reduce the stated capital of the Company’s common shares by $0.80 per share for the purpose of distributing $0.80 cash per common share to our shareholders of record as of the close of business on February 17, 2009. The shareholders passed the resolution and we distributed an aggregate of $14.7 million to our shareholders on February 25, 2009.
The final vote on the special resolution was recorded as follows:

Votes For	Against	Withheld
15,076,602	131,612	6,438

ITEM 6.	EXHIBITS
(a)	The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Exhibit

10.62	2009 Annual Employee Incentive Program (filed herewith)

10.63
Confidential Separation Agreement and General Release between Thomas E. Gardner and NUCRYST Pharmaceuticals Inc. is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 18, 2009.

10.64
Form of Employment Agreement between the NUCRYST Pharmaceuticals Inc. and David B. Holtz made effective January 19, 2009 is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on March 31, 2009.

10.65
Form of Stock Award Agreement between NUCRYST Pharmaceuticals Corp. and David B. Holtz effective March 27, 2009 is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on March 31, 2009.

10.66
Form of Amending Agreement between NUCRYST Pharmaceuticals Corp. and David B. Holtz effective May 8, 2008 is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on March 31, 2009.

10.67	Form of Letter Agreement between NUCRYST Pharmaceuticals Corp. and David B. Holtz is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on March 31, 2009

10.68	Form of Letter Agreement between NUCRYST Pharmaceuticals Corp. and David McDowell is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed on March 31, 2009

10.69	Form of Letter Agreement between NUCRYST Pharmaceuticals Corp. and Carol L. Amelio is incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on March 31, 2009.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in Princeton, New Jersey on May 6, 2009.

NUCRYST Pharmaceuticals Corp.
By:	/s/ David B. Holtz
David B. Holtz
Interim President and Chief Executive Officer Chief Financial Officer (and as principal financial officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit

10.62	2009 Annual Employee Incentive Program (filed herewith)

10.63
Confidential Separation Agreement and General Release between Thomas E. Gardner and NUCRYST Pharmaceuticals Inc. is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on February 18, 2009.

10.64
Form of Employment Agreement between the NUCRYST Pharmaceuticals Inc. and David B. Holtz made effective January 19, 2009 is incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on March 31, 2009.

10.65
Form of Stock Award Agreement between NUCRYST Pharmaceuticals Corp. and David B. Holtz effective March 27, 2009 is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on March 31, 2009.

10.66
Form of Amending Agreement between NUCRYST Pharmaceuticals Corp. and David B. Holtz effective May 8, 2008 is incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on March 31, 2009.

10.67	Form of Letter Agreement between NUCRYST Pharmaceuticals Corp. and David B. Holtz is incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on March 31, 2009

10.68	Form of Letter Agreement between NUCRYST Pharmaceuticals Corp. and David McDowell is incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed on March 31, 2009

10.69	Form of Letter Agreement between NUCRYST Pharmaceuticals Corp. and Carol L. Amelio is incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on March 31, 2009.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.