Form 10-Q
period 2009-06-30
NUCRYST Pharmaceuticals Corp.
filed 2009-08-05
CIK 1344674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Shares	18,325,365 shares

TABLE OF CONTENTS

Part I	Financial Information

	Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008

Condensed Consolidated Statements of Cash Flow for the three and six months ended June 30, 2009 and 2008

Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2009

Notes to Interim Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 4T.	Controls and Procedures

Part II	Other Information

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 6.	Exhibits
     In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S. $”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars. To the extent that such monetary amounts are derived from our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, they have been translated into U.S. dollars in accordance with our accounting policies as described therein. Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the June 30, 2009 noon buying rate reported by the Bank of Canada, being U.S.$1.00 = C$1.1625.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Balance Sheets
(unaudited)
(thousands of U.S. dollars)

	June 30, 2009	December 31, 2008

ASSETS

Current
Cash and cash equivalents	$11,751	$23,388
Accounts receivable (note 10)	3,426	5,062
Inventories (note 4)	3,970	2,887
Prepaid expenses	253	414

Total current assets	19,400	31,751

Restricted cash	—	145
Capital assets — net	9,458	9,379
Intangible assets — net (note 5)	486	525

Total assets	$29,344	$41,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$5,479	$2,859
Deferred lease inducement	95	90

Total current liabilities	5,574	2,949

Long term deferred lease inducement	474	495

Total liabilities	6,048	3,444

Guarantees (note 9)

Shareholders’ equity
Common shares no par value, unlimited shares authorized: issued and outstanding — 18,325,365 and 18,320,531 shares at June 30, 2009 and December 31, 2008, respectively (note 7)	68,134	82,776
Additional paid-in capital	2,259	2,178
Accumulated other comprehensive loss	(4,538)	(5,528)
Accumulated deficit	(42,559)	(41,070)

Total shareholders’ equity	23,296	38,356

Total liabilities and shareholders’ equity	$29,344	$41,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements of Operations
(unaudited)
(thousands of U.S. dollars except share and per share data)

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue
Wound care product revenue	$4,942	$4,708	$9,091	$9,897

Costs
Manufacturing	2,801	2,726	5,034	6,826
Research and development	599	1,463	1,348	2,950
General and administrative	1,351	2,164	3,979	4,652

Income (loss) from operations	191	(1,645)	(1,270)	(4,531)

Foreign exchange (losses) gains	(605)	(178)	(222)	460
Interest income	1	107	3	177

Loss before income taxes	(413)	(1,716)	(1,489)	(3,894)
Current income tax expense	—	—	—	2

Net loss	$(413)	$(1,716)	$(1,489)	$(3,896)

Loss per common share (note 8)
Net loss — basic and diluted	$(0.02)	$(0.09)	$(0.08)	$(0.21)

Weighted average number of common shares outstanding:
— basic	18,324,458	18,374,506	18,323,168	18,372,299
— diluted	18,324,458	18,374,506	18,323,168	18,372,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements of Cash Flow
(unaudited)
(thousands of U.S. dollars)

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Operating activities
Net loss	$(413)	$(1,716)	$(1,489)	$(3,896)
Items not affecting cash
Depreciation and amortization	379	506	741	935
Stock-based compensation expense	31	124	95	341
Amortized lease inducement	(23)	(27)	(45)	(54)
Changes in non cash working capital
Accounts receivable	1,091	3,839	1,870	11,093
Inventories	(540)	(559)	(912)	346
Prepaid expenses	121	218	173	140
Accounts payable and accrued liabilities	2,410	1,281	2,504	1,379
Accounts payable and accrued liabilities to related party	—	78	—	29

Cash provided from operating activities	3,056	3,744	2,937	10,313

Investing activities
Restricted cash	—	(1)	145	(2)
Capital expenditures	(240)	(179)	(274)	(884)
Intangible assets	(3)	(18)	(7)	(26)

Cash used in investing activities	(243)	(198)	(136)	(912)

Financing activities
Return of capital to shareholders (note 7)	—	—	(14,656)	—

Cash used in financing activities	—	—	(14,656)	—

Effect of exchange rate changes on cash and cash equivalents	526	105	218	(364)

Net increase (decrease) in cash and cash equivalents	3,339	3,651	(11,637)	9,037
Cash and cash equivalents at beginning of period	8,412	23,227	23,388	17,841

Cash and cash equivalents at end of period	$11,751	$26,878	$11,751	$26,878

Cash and cash equivalents is comprised of:
Cash	$2,785	$13,868	$2,785	$13,868
Cash equivalents	$8,966	$13,010	$8,966	$13,010
Supplemental disclosure of cash flow information:
Non-cash capital asset additions included in accounts payable and accrued liabilities at end of period	$4	$42	$4	$42
Cash paid for income taxes	$—	$—	$—	$142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements Shareholders’ Equity
(unaudited)
(thousands of U.S. dollars)

				Accumulated
			Additional	Other		Total	Total
	Common Shares		Paid-in	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Number	Stated Amount	Capital	Loss	Deficit	Loss	Equity

December 31, 2008	18,320,531	$82,776	$2,178	$(5,528)	$(41,070)		$38,356

Issuance of common shares for restricted share units	4,834	14	(14)	—	—	$—	—
Return of capital	—	(14,656)	—	—	—	—	(14,656)
Stock-based compensation	—	—	95	—	—	—	95
Foreign currency translation adjustments	—	—	—	990	—	990	990
Net loss	—	—	—	—	(1,489)	(1,489)	(1,489)

June 30, 2009	18,325,365	$68,134	$2,259	$(4,538)	$(42,559)	$(499)	$23,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the six months ended June 30, 2009 and 2008
(unaudited)
(Unless otherwise indicated all amounts are expressed in thousands of U.S. dollars, except share and per share data)

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

The Corporation believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature. The financial results for the three and six months ended June 30, 2009 are not necessarily indicative of financial results for the full year. The unaudited interim condensed consolidated financial statements should be read in conjunction with the Corporation’s annual consolidated financial statements for the year ended December 31, 2008.

These condensed consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, NUCRYST Pharmaceuticals Inc., which was incorporated on November 20, 1997 under the laws of the state of Delaware. All intercompany balances and transactions have been eliminated during consolidation.

3	SIGNIFICANT ACCOUNTING PRINCIPLES

Accumulated other comprehensive (loss) income

Comprehensive (loss) income is comprised of net loss and other comprehensive (loss) income.

Other comprehensive (loss) income consists of foreign currency translation adjustments for the period, that arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements. Accumulated other comprehensive loss of $4,538 and $5,528 at June 30, 2009 and December 31, 2008, respectively, consists of foreign currency translation adjustments.

Recently adopted and pending accounting pronouncements

SFAS 157-2

In February 2008, the FASB issued FSP SFAS 157-2, which delayed the effective date of SFAS No. 157, “Fair Value Measurement” for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until the fiscal year beginning after November 15, 2008. The Corporation adopted the provisions of SFAS 157 as it relates to reporting units and indefinite-lived intangible assets measured at fair value for the purpose of intangible asset impairment testing as of January 1, 2009. The adoption of SFAS 157 did not have a material impact on the Corporation’s results of operations or consolidated financial position.

SFAS 157-4

In April 2009, the FASB issued Statement No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” SFAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and guidance for identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for the periods ending after June 15, 2009. The adoption of SFAS 157-4 did not have a material impact on the Corporation’s results of operations or consolidated financial position.

SFAS 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under FASB Statement No.133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Corporation’s results of operations or consolidated financial position.

SFAS 165

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). This statement provides guidance on management’s assessment of subsequent events. Historically, management relied on U.S. auditing literature in AICPA Professional Standard, AU Section 560. SFAS 165 did not significantly change practice because its guidance is similar to AU Section 560. This standard was adopted by the Corporation as of June 30, 2009. The date through which subsequent events have been evaluated is August 4, 2009, the date on which the financial statements were issued or available to be issued.

3.	SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

SFAS 168

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 168 will be effective for the Corporation’s interim and annual financial periods ending after September 15, 2009. The Corporation is currently assessing the impact SFAS 168 will have on its results of operations and consolidated financial position.

EITF 07-1

In September 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 07-1 “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity. The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-1 did not have a material impact on the Corporation’s results of operations or consolidated financial position.

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
Statements 141(R) and 160 should both be applied prospectively for fiscal years beginning on or after December 15, 2008. However, Statement 160 requires entities to apply the presentation and disclosure requirements retrospectively (e.g., by reclassifying non-controlling interests to appear in equity) to comparative financial statements if presented. Both standards prohibit early adoption. The adoption of these standards did not have a material impact on the Corporation’s results of operations or consolidated financial position.

3	SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

SFAS 141R-1

In April 2009, the FASB issued Statement No. 141R-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies (“SFAS 141R-1”). SFAS 141R-1 amends and clarifies SFAS 141R to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in business combinations. SFAS 141R-1 is effective for assets or liabilities arising from contingences in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R-1 did not have a material impact on the Corporation’s results of operations or consolidated financial position.

FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as annual financial statements. FSP SFAS 107-1 and APB 28-1 are effective for interim and fiscal periods beginning after June 15, 2009. The adoption of SFAS 107-1 and APB 28-1 did not have a material impact on the Corporation’s results of operations or consolidated financial position.

4	INVENTORIES

	June 30, 2009	December 31, 2008

Raw materials	$2,422	$2,226
Materials in process	552	316
Finished product	996	345

	$3,970	$2,887

5	INTANGIBLE ASSETS

	June 30, 2009	December 31, 2008

Patents	$2,286	$2,165
Less accumulated amortization	(1,800)	(1,640)

	$486	$525

Amortization related to intangible assets was $35 and $49 for the three months ended June 30, 2009 and 2008. Amortization related to intangible assets was $69 and $100 for the six months ended June 30, 2009 and 2008, respectively.

Estimated future amortization expense of intangible assets at June 30, 2009 is as follows:

2009 (remaining 6 months)	$74
2010	128
2011	97
2012	71
2013	55
Thereafter	61

Total	$486

6	INCOME TAXES
The Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”) on January 1, 2007. During the year ended December 31, 2008, changes in the amount of the Corporation’s unrecognized tax benefits were related to tax positions of 2008 and prior years.

The additions were mostly offset by reductions, resulting in unrecognized tax benefits of $0.2 million at December 31, 2008. Additions and reductions of unrecognized tax benefits for the three months ended June 30, 2009 were not material and at June 30, 2009, there were no unrecognized tax benefits.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008 and June 30, 2009, the Corporation’s deferred tax assets were offset by a valuation allowance. Management will continue to provide a full valuation allowance until it determines that it is more likely than not that the deferred tax assets will be realized.

7	SHARE CAPITAL

At a special meeting of the Corporation’s shareholders held on February 21, 2009, the shareholders passed a special resolution to reduce stated capital of the common shares of the Corporation for the purpose of distributing $0.80 cash per common share to shareholders of the Corporation as of the record date February 17, 2009. The Corporation distributed an aggregate of $14,656 to shareholders on February 25, 2009.

Stock-based compensation plans

The Corporation maintains an equity incentive plan (the “Plan”) for employees under which stock options, stock appreciation rights and restricted share units (“RSUs”) may be granted. In May 2008, the Corporation amended the Plan to increase the maximum number of common shares reserved for issuance under the Plan from 2,200,000 common shares to an amount that is equal to 15% of the issued and outstanding common shares of the Corporation. As of June 30, 2009, 15% of issued and outstanding shares represented 2,748,805 shares and on that date 1,765,907 of this amount were available for grant under the Corporation’s stock-based compensation plans.

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

Total stock-based compensation expense recognized under SFAS 123(R) was for the three months ended June 30, 2009 and 2008 was $31 and $124, respectively, and was included in general and administrative expense. Total stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2009 and 2008 was $95 and $341, respectively, and was included in general and administrative expense.

7.	SHARE CAPITAL (continued)

A summary of the status of the Corporation’s stock option plan as at June 30, 2009 and 2008 and changes during the three and six months periods ended on those dates is presented below:

	Number of Options		Weighted Average Exercise Price

For the three months ended June 30,	2009	2008	2009	2008

Balance at beginning of period	859,930	1,475,553	$2.88	$3.73
Granted	152,000	494,972	0.40	1.84
Forfeited	(42,864)	(120,086)	9.49	2.11

Balance at end of period	969,066	1,850,439	$2.20	$3.36

	Number of Options		Weighted Average Exercise Price

For the six months ended June 30,	2009	2008	2009	2008

Balance at beginning of period	1,596,199	1,405,638	$2.85	$3.98
Granted	252,000	654,972	0.39	1.88
Forfeited	(879,133)	(210,171)	2.86	2.84

Balance at end of period	969,066	1,850,439	$2.20	$3.36

The weighted average remaining contractual life of options outstanding at June 30, 2009 was 8.33 years.

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions are noted in the table below. The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders. The weighted average fair value of options granted in the three months ended June 30, 2009 and 2008 was $0.33 and $0.86, respectively. The weighted average fair value of options granted in the six months ended June 30, 2009 and 2008 was $0.32 and $1.04, respectively. As of June 30, 2009, total compensation cost related to unvested stock options not yet recognized was $388. This amount is expected to be recognized over the next 36 months on a weighted-average basis.

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

	Three and six months
	ended June 30,
Stock options	2009	2008

Expected volatility	93%	93%
Dividend yield	—	—
Expected life	7 years	7 years
Risk free rate	2.24%	4.05%

7.	SHARE CAPITAL (continued)

Certain directors and executives were granted 3,000 and 6,000 RSUs for the three and six months ended June 30, 2009 and 2008, respectively. RSUs vest evenly over a period of between two to three years. Unvested RSUs are subject to forfeiture upon termination of employment.

A summary of the Corporation’s unvested RSUs as at June 30, 2009 and changes during the three and six month periods ended on those dates is presented below:

	Number of RSUs		Weighted Average Grant Date Fair Value

For the three months ended June 30,	2009	2008	2009	2008

Balance at beginning of period	21,332	33,299	$1.64	$2.84
Granted	3,000	6,000	0.56	1.19
Exercised	(1,500)	(3,167)	1.19	2.06
Forfeited	(9,000)	(5,133)	1.26	4.08

Balance at end of period	13,832	30,999	$1.71	$2.39

	Number of RSUs		Weighted Average Grant Date Fair Value

For the six months ended June 30,	2009	2008	2009	2008

Balance at beginning of period	27,999	39,200	$1.98	$3.02
Granted	3,000	6,000	0.56	1.19
Exercised	(4,834)	(9,068)	3.18	3.37
Forfeited	(12,333)	(5,133)	1.46	4.08

Balance at end of period	13,832	30,999	$1.71	$2.39

8	LOSS PER SHARE

In calculating loss per share under the treasury stock method, the numerator remains unchanged from the basic loss per share calculation as the assumed exercise of the Corporation’s stock options does not result in an adjustment to income.

The impact of all dilutive securities on loss per share is anti-dilutive for the three and six months ended June 30, 2009 and 2008, including all outstanding options and RSUs. Therefore, these options and RSUs were not included in the computation of diluted net loss per share.

9	GUARANTEES

The Corporation has not provided for product warranty obligations as products presently sold to the Corporation’s customer carry a limited short term warranty and the Corporation’s claims experience has been negligible.

In the normal course of operations, the Corporation may provide indemnification in standard contractual terms to counterparties in transactions such as purchase and sale agreements, service agreements, director/officer contracts and leasing transactions. These indemnification agreements may require the Corporation to compensate the counterparties for costs incurred as a result of various events, such as litigation claims or statutory sanctions that may be suffered by the counterparty as a consequence of the transaction. The terms of these indemnification agreements will vary based upon the arrangement, which prevents the Corporation from making a reasonable estimate of the maximum potential amount that it could be required to pay to counterparties. Historically, the Corporation has not made any payments under such arrangements and no amounts have been accrued in these condensed consolidated financial statements with respect to these indemnification guarantees.

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
a)	Assets by geographic segment

	June 30, 2009	December 31, 2008

Canada	$26,250	$29,436
United States	3,094	12,364

	$29,344	$41,800

b)	Capital assets and intangible assets by geographic segment

	June 30, 2009	December 31, 2008

Canada	$9,894	$9,871
United States	50	33

	$9,944	$9,904

Included in capital assets is construction in progress of $426 and $300 at June 30, 2009 and December 31, 2008 which is not currently subject to depreciation.

The Corporation’s revenues in the six months ended June 30, 2009 and 2008 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew. The agreements expire in 2026.

11	FINANCIAL INSTRUMENTS

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
     We are a majority-owned subsidiary of the Westaim Corporation (“Westaim”), a Canadian company incorporated in Alberta and publicly traded on the Toronto Stock Exchange. Westaim owns approximately 75% of our outstanding common shares as of the date of filing of this report. In May 2008, Westaim announced that as a part of an overall strategic review, it was reviewing alternatives for monetizing its investment in NUCRYST. In December 2008, we received a requisition from Westaim to call a special meeting of shareholders to consider a return of capital of $0.80 per share to shareholders. On February 12, 2009, the special meeting was held and, pursuant to section 38(1) of the Business Corporations Act (Alberta), a special resolution was approved to reduce the stated capital of our outstanding common shares by $0.80 per share for the purpose of distributing $0.80 cash per common share to shareholders. This equated to a return of capital of approximately $14.7 million. The return of capital was distributed to shareholders on February 25, 2009.
     In view of the completion of the return of capital in the first quarter, our Board of Directors is currently evaluating strategic alternatives for the business as well as assessing the appropriate level of senior management required to implement any future business plans. While this strategic evaluation is being conducted, we have continued to reduce our overall cost structure. For the second quarter of 2009, we reported non-manufacturing operating expenses of under $2.0 million and operating income of $0.2 million before foreign currency losses and interest income. We will continue to manage our operating costs closely during this transitional period for the business.
     Smith & Nephew Agreements
     We develop and sell advanced wound care products with our SILCRYST™ coating under a series of license and supply agreements with Smith & Nephew plc (“Smith & Nephew”), a global medical device company. Under these agreements, we licensed to Smith & Nephew the exclusive world-wide right to market, distribute and sell certain products with our SILCRYST™ coatings for use on non-minor skin wounds and burns on humans and agreed to manufacture these products and supply them exclusively to Smith & Nephew. Advanced wound care products with our SILCRYST™ coatings have received clearance from the U.S. Food and Drug Administration (“FDA”) and approval of other regulators and are now sold by Smith & Nephew in over 30 countries around the world, under its Acticoat™ trademark.
     We currently do not have any products being sold in the marketplace other than Acticoat™ wound care products being sold by Smith & Nephew. Consequently, our results of operations depend on Acticoat™ product sales generated by Smith & Nephew under our agreements with Smith & Nephew. The amount of our revenues in general and royalty revenues in particular, is determined primarily by the level of sales of Acticoat™ products achieved by Smith & Nephew. On July 30, 2009, Smith & Nephew announced their second quarter results and reported a 4% growth year over year in their wound care business prior to the impact of foreign currency changes. Acticoat™ product sales by Smith & Nephew increased by 6% prior to the impact of foreign currency changes but declined by 7% after taking into account foreign currency changes. We believe that market conditions in the advanced wound care market, including the silver dressing segment, have become more competitive due in part to increased competition and customer cost containment efforts. We are uncertain as to whether or the extent to which this increased competition or Smith & Nephew’s ability to introduce other silver-based wound care products has had, or will have an impact on Acticoat™ product sales and our revenues in the future, as it will depend on future events, including Smith & Nephew’s response to market conditions. Since the execution of amended agreements with Smith & Nephew in September 2007, Smith & Nephew has introduced three new wound care products with other forms of silver (Algisite Ag, Allevyn Ag and Biostep Ag). We believe that some of these new silver-based wound care products will serve to simply complement the existing Acticoat™ products marketed by Smith & Nephew without impacting sales of Acticoat™ products, while others may be viewed as alternatives to Acticoat™ products, thereby potentially adversely affecting Acticoat™ product sales and ultimately our operating revenues in the foreseeable future.
     We continue to work with Smith & Nephew to develop new Acticoat™ wound care products with our SILCRYST™ coating, and in July 2009 we announced that Smith & Nephew received US FDA 510(k) clearance to market Acticoat™ Flex barrier dressing for wounds that require up to seven days of sustained antimicrobial activity. Smith & Nephew is now able to offer Acticoat Flex in the U.S. and Canadian and they are in the process of seeking additional regulatory approvals for Acticoat™ Flex in Europe.
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
Results of Operations
     Our net loss for the three and six months ended June 30, 2009 was $0.4 million and $1.7 million, respectively, compared to $1.5 million and $4.9 million for the three and six months ended June 30, 2008.

Amount in Thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total Revenue	$4,942	$4,708	$9,091	$9,897

Manufacturing Costs	2,801	2,726	5,034	6,826

Gross Margin	$2,141	$1,982	$4,057	$3,071

Gross Margin Percent	43%	42%	45%	31%
Three Months Ended June 30, 2009 and June 30, 2008
     Revenue & Gross Margin
     Total revenue for the three months ended June 30, 2009 was $4.9 million compared to $4.7 million for the three months ended June 30, 2008. The increase of $0.2 million is primarily attributable to an increase in units shipped to Smith & Nephew compared to the prior year period which was partially offset by a decrease in product and royalty revenues as a result of the impact of foreign currency changes. The higher level of units shipped in the second quarter of 2009 reflects a recovery from the below average level of units shipped in the first quarter of this year.
     Our gross margin increased $0.2 million to $2.1 million for the three months ended June 30, 2009 from the prior year second quarter due to reductions in our per unit costs which were partially offset by a slight decrease in manufacturing prices per unit. We recognize manufacturing cost reimbursement revenue when we ship our products to Smith & Nephew and recognize royalty revenue when Smith & Nephew sells our products to its end-user customers. Consequently, our gross margin percent may vary from period to period due to differences in timing of when we ship our products to Smith & Nephew and when Smith & Nephew sells our products to its customers.
     Other Operating Costs
     Research and development costs for the three months ended June 30, 2009 were $0.6 million compared to $1.5 million for the three months ended June 30, 2008. The decrease of $0.9 million is the result of reductions in our research staff and activities including the closure of our Wakefield, Massachusetts research facility at the end of 2008. We intend to continue to control these expenses and incur development costs at a reduced level compared to 2008.
     General and administrative costs for the three months ended June 30, 2009 were $1.4 million compared to $2.2 million for the three months ended June 30, 2008. The decrease is attributable to the achievement of cost reductions following the transfer of our U.S. headquarters to Princeton, New Jersey and a reduction in administrative staff. The decline in the Canadian dollar relative to the U.S. dollar also contributed to overall decrease. We expect to achieve reductions in our general and administrative costs compared to 2008 levels for the remainder of 2009.
     Non-Operating Items
     We recorded a net loss of $0.6 million from foreign currency changes for the three months ended June 30, 2009 compared to a $0.2 million net loss for the three months ended June 30, 2008. The changes in the U.S. dollar and Canadian dollar exchange rates result in unrealized currency gains and losses on U.S. dollar working capital amounts held by our Canadian operations. All of our revenues from Smith & Nephew are received in U.S. dollars.
     There was $0.1 million interest income for the three months ended June 30, 2008 compared to a negligible amount for the three months ended June 30, 2009. This reduction is primarily the result of the lower interest rates and lower levels of short term investments in 2009 compared to 2008.

Six Months Ended June 30, 2009 and June 30, 2008
     Revenue and Gross Margin
     Total revenue for the six months ended June 30, 2009 was $9.1 million compared to $9.9 million for the six months ended June 30, 2008. The decrease of $0.8 million is attributable to lower revenues on product shipments and decreased royalty revenue. Lower product revenues were the result of a 7% decline in year over year units shipped and a decline in reimbursement levels as a result of foreign currency rate changes. Royalty revenue was lower as a result of foreign currency changes that negatively effected Smith & Nephew’s reported sales.
     The gross margin for the six months ended June 30, 2009 was $4.1 million or 45% compared to $3.1 million or 31% for the six months ended June 30, 2008 as lower manufacturing costs more than offset the negative impact of lower revenues and the accrued manufacturing cost rebate payable to Smith & Nephew.
     Other Operating Costs
     Research and development costs for the six months ended June 30, 2009 were $1.3 million compared to $3.0 million for the six months ended June 30, 2008. The decrease of $1.7 million is the result of reductions in our research staff and activities including the closure of our Wakefield, Massachusetts research facility. The six months ended June 30, 2008 expense included $0.3 million in employee severance costs.
     General and administrative costs for the six months ended June 30, 2009 were $4.0 million compared to $4.7 million for the six months ended June 30, 2008. The six month periods ended June 30, 2009 and 2008 included approximately $0.8 million and $0.2 million of employee severance costs respectively. Other general and administrative costs excluding severance costs declined due to reduced overhead costs from our U.S. operations.
     Non-Operating Items
     We recorded $0.2 million of interest income for the six months ended June 30, 2008 compared to a negligible amount for the six months ended June 30, 2009. This reduction is due to lower interest rates earned on short term investments and available cash balances.
     We recorded a net loss of $0.2 million from foreign currency changes for the six months ended June 30, 2009 compared to a net gain of $0.5 million for the six months ended June 30, 2008.
Liquidity and Capital Resources
     At June 30, 2009, we had cash and cash equivalents of $11.8 million compared to $23.4 million at December 31, 2008. Cash and cash equivalents not required for operating and other investing activities are invested in treasury bills and other short term, liquid investments. We currently have no third party debt or lines of credit or other financing arrangements in place with banks or other financial institutions.
     Cash provided by operating activities amounted to $2.9 million for the six months ended June 30, 2009 compared to $10.3 million of cash provided by operating activities for the six months ended June 30, 2008. Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers. In January of 2008, we received $5.0 million from Smith & Nephew with respect to a sales milestone earned in December 2007, while no milestone payment was earned in 2009. Increases in inventories resulted in a $0.9 million use of cash in the six months ended June 30, 2009 compared to a $0.3 million source of cash from a decline in inventories in the six months ended June 30, 2008.
     Cash used in investing activities amounted to $0.1 million for the six months ended June 30, 2009 compared to a use of $0.9 million in cash for the six months ended June 30, 2008. Capital expenditures were $0.3 million for the six months ended June 30, 2009 compared to $0.9 million for the six months ended June 30, 2008. Capital expenditures in the first half of 2008 were primarily related to the completion of a major production expansion at our manufacturing facility in Fort Saskatchewan, Alberta. We expect capital expenditures for the remainder of 2009 to remain below prior year levels. In February 2009, we distributed $14.7 million to shareholders pursuant to a return of capital initiated and approved by our shareholders. There were no other financing activities for the six months ended June 30, 2009 and 2008.

     In August 2008, we announced that our Board of Directors authorized a program for the Company to repurchase up to 900,000 shares of its outstanding common stock for an amount not to exceed $1.3 million using the facilities of the NASDAQ Global Market. Under the stock repurchase program, we could selectively repurchase our stock from time to time on the open market, in privately negotiated transactions or otherwise, at times and in amounts as we deemed appropriate. The repurchase program was authorized through June 30, 2009 and we have not extended the repurchase program.
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
     We may seek to raise additional financing through the sale of equity, equity-related or debt securities or loans. The sale of additional equity or equity-related securities may result in additional dilution to our shareholders. Debt financing will expose us to risks of leverage, including the risk that we may be unable to pay the principal of and interest on our indebtedness when due, and that we may be required to pledge our assets as collateral for any debt financing that we obtain. Moreover, additional financing may not be available at times, in amounts or on terms acceptable to us or at all, particularly because we have granted a first priority security interest in certain critical patents and other intellectual property to Smith & Nephew. If we require and are unable to obtain additional financing we may be forced to further reduce the scope of, or delay or eliminate, some or all of our planned research, development and commercialization activities and we may also be required to reduce the scale of our operations, any of which could have a material adverse effect on our business.
Income Taxes
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”) on January 1, 2007. During the year ended December 31, 2008, changes in the amount of our unrecognized tax benefits were related to tax positions of 2008 and prior years. The additions were mostly offset by reductions, resulting in unrecognized tax benefits of $0.2 million at December 31, 2008. Additions and reductions of unrecognized tax benefits for the three months ended June 30, 2009 were not material and at June 30, 2009 there were no unrecognized tax benefits.
     We file federal and provincial income tax returns in Canada and our U.S. subsidiary files federal and state income tax returns in the U.S. We are generally no longer subject to income tax examinations by Canadian and U.S. tax authorities for years before 2001. The Canada Revenue Agency (“CRA”) commenced an examination of our Canadian income tax returns for 2001 and 2002 in the second quarter of 2005. We have been working with the CRA to resolve the audit matters under review. Resolution of the audit matters under review may apply to taxation years beyond 2002. Any reassessments to be issued by the CRA, on an aggregate basis, could result in a material effect on our consolidated financial statements, although at this time we cannot reasonably estimate the potential impact.
     At December 31, 2008 and June 30, 2009, the Company’s deferred tax assets were offset by a valuation allowance. We will continue to provide a full valuation allowance until we determine that it is more likely than not that the deferred tax assets will be realized.
Contractual Commitments and Obligations at June 30, 2009
     The table provided below reports commitments and obligations that have been recorded on our condensed consolidated balance sheet as of June 30, 2009. Certain other obligations and commitments, while not required under generally accepted accounting principles (“GAAP”) to be included in the condensed consolidated balance sheets, may have a material impact on liquidity. These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

	Payments Due by Period
	Less			More
	than			than
	1 year	1-3 years	3-5 years	5 years	Total

Consolidated Obligations and Commitments	(in millions)

Facilities operating leases	$0.8	$1.5	$1.5	$0.6	$4.4
Contractual Obligations(1)	4.5	—	—	—	4.5
Purchase Obligations	0.9	—	—	—	0.9

Total obligations and commitments	$6.2	$1.5	$1.5	$0.6	$9.8

(1)	This commitment relates primarily to our obligation under our supply agreement to pay Smith & Nephew a manufacturing cost rebate in the amount of $4.5 million in October 2009.
     We are unable to make a reasonably reliable estimate as to when a cash settlement with taxing authorities may occur for our unrecognized tax benefits. Therefore, our liability for unrecognized tax benefits is not included in the table above. See Note 6 to the unaudited Condensed Consolidated Financial Statements for additional information.
Off-Balance Sheet Commitments as of June 30, 2009
     As of June 30, 2009, our future minimum commitments and contractual obligations included two facilities operating leases. These items are not required to be recorded on our balance sheet under GAAP. They are disclosed in the table presented above in order to provide a more complete picture of our financial position and liquidity as of June 30, 2009.
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
     Certain of our accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which include revenue recognition, inventory valuation, useful life of capital and intangible assets, and share- based compensation are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies as of June 30, 2009.

Recently Adopted and Pending Accounting Pronouncements
     See “Note 3, Recently Adopted and Pending Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.
ITEM 4T.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
     We maintain “disclosure controls and procedures” (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.
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
     Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation our management concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.
Changes in internal control over financial reporting
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the quarter ended June 30, 2009, there were no unregistered sales of equity securities
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     The stock repurchase plan approved by our Board of Directors in 2008 expired on June 30, 2009. The Company made no repurchases of shares under the program during the quarter ended June 30, 2009.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The 2009 Annual General Meeting of the shareholders of NUCRYST Pharmaceuticals Corp. was held on Wednesday, May 13, 2009 for the following purposes:
1.	elect three directors for the ensuing year;
2.	appoint auditors and authorize the board of directors to fix the auditors’ remuneration; and
3.	to transact such other business as may properly come before the Meeting, or at any adjournments or postponements thereof.

     In addition, at the 2009 Annual General Meeting our shareholders received our audited consolidated financial statements for the year ended December 31, 2008, together with the report of the independent registered public accounting firm on those financial statements.
     We are not subject to Section 14(a) of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition of management’s solicitations.
     The final vote on the proposals was recorded as follows:
1.	Under Canadian Securities Law we nominate a slate of directors and do not tabulate votes on individual directors. The slate of three Directors, which included Neil Carragher, Richard Zahn and Barry Heck, was re-elected by the following vote:

Votes for	Against	Withheld
16,697,432	0	383,473
2.	The appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the ensuing year was approved by the following vote:

Votes For	Against	Withheld
17,049,133	0	31,774
ITEM 6.  EXHIBITS
(a)	The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit
Number	Exhibit

10.70	Amended Form of Director’s Stock Option Award Agreement under the NUCRYST Pharmaceuticals Corp. 1998 Equity Incentive Plan (as amended).

10.71	Amended Form of Director’s Restricted Stock Unit Award Agreement under the NUCRYST Pharmaceuticals Corp. 1998 Equity Incentive Plan (as amended).

10.72	Amended Form of Stock Option Award Agreement for Executives under the NUCRYST Pharmaceuticals Corp. 1998 Equity Incentive Plan (as amended).

10.73	Summary of non-employee Director Compensation, as amended.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in Princeton, New Jersey on August 5, 2009.

NUCRYST Pharmaceuticals Corp.
By:	David B. Holtz
David B. Holtz
Interim President and Chief Executive Officer Chief Financial Officer (and as principal financial officer)

Exhibit
Number	Exhibit

10.70	Amended Form of Director’s Stock Option Award Agreement under the NUCRYST Pharmaceuticals Corp. 1998 Equity Incentive Plan (as amended).

10.71	Amended Form of Director’s Restricted Stock Unit Award Agreement under the NUCRYST Pharmaceuticals Corp. 1998 Equity Incentive Plan (as amended).

10.72	Amended Form of Stock Option Award Agreement for Executives under the NUCRYST Pharmaceuticals Corp. 1998 Equity Incentive Plan (as amended).

10.73	Summary of non-employee Director Compensation, as amended.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.