Form 10-Q
period 2009-09-30
NUCRYST Pharmaceuticals Corp.
filed 2009-11-16
CIK 1344674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Yes ☒                                                                                             No ☐

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

Non-accelerated filer ☐ (Do not check if smaller reporting company)                                                                                                                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                                             No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2009
Common Shares	18,325,365 shares

TABLE OF CONTENTS

Part I	Financial Information
	Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008
Condensed Consolidated Statements of Cash Flow for the three and nine months ended September 30, 2009 and 2008
Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2009
Notes to Interim Condensed Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 4T.	Controls and Procedures
Part II	Other Information
	Item 1.	Legal Proceedings
	Item 1A.	Risk Factors
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 6.	Exhibits

In this Form 10-Q, unless otherwise specified, all monetary amounts are in United States dollars, all references to “$”, “U.S. $”, “U.S. dollars” and “dollars” mean U.S. dollars and all references to “C$”, “Canadian dollars” and “CDN$” mean Canadian dollars.  To the extent that such monetary amounts are derived from our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, they have been translated into U.S. dollars in accordance with our accounting policies as described therein.  Unless otherwise indicated, other Canadian dollar monetary amounts have been translated into United States dollars at the September 30, 2009 noon buying rate reported by the Bank of Canada, being U.S.$1.00 = C$1.0722.

PART I - FINANCIAL INFORMATION

                ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Balance Sheets
(unaudited)
(thousands of U.S. dollars, except share data)

	September 30,	December 31,
	2009	2008

ASSETS

Current
Cash and cash equivalents	$13,414	$23,388
Accounts receivable (note 10)	4,532	5,062
Inventories (note 4)	4,134	2,887
Prepaid expenses	598	414
Total current assets	22,678	31,751

Restricted cash	-	145
Capital assets - net	10,017	9,379
Intangible assets - net (note 5)	491	525
Total assets	$33,186	$41,800

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$7,016	$2,859
Deferred lease inducement	103	90
Total current liabilities	7,119	2,949

Long term deferred lease inducement	488	495
Total liabilities	7,607	3,444

Guarantees (note 9)

Shareholders' equity
Common shares no par value, unlimited shares authorized:
issued and outstanding - 18,325,365 and 18,320,531 shares at September 30, 2009 and December 31, 2008, respectively (note 7)	68,134	82,776
Additional paid-in capital	2,330	2,178
Accumulated other comprehensive loss	(2,819)	(5,528)
Accumulated deficit	(42,066)	(41,070)
Total shareholders' equity	25,579	38,356
Total liabilities and shareholders’ equity	$33,186	$41,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements of Operations
(unaudited)
(thousands of U.S. dollars except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenue
Wound care product revenue	$6,080	$5,253	$15,171	$15,150

Costs
Manufacturing	2,998	2,799	8,032	9,625
Research and development	475	1,073	1,823	4,023
General and administrative	1,644	2,020	5,623	6,672
Income (loss) from operations	963	(639)	(307)	(5,170)

Foreign exchange (losses) gains	(474)	475	(696)	935
Interest income	4	106	7	283
Income (loss) before income taxes	493	(58)	(996)	(3,952)
Current income tax expense	-	9	-	11
Net income (loss)	$493	$(67)	$(996)	$(3,963)

Earnings (loss) per common share (note 8)
Earnings (loss) per common share - basic and diluted	$0.03	$(0.00)	$(0.05)	$(0.22)

Weighted average number of common shares outstanding:
- basic	18,325,365	18,376,631	18,322,279	18,370,708
- diluted	18,368,819	18,376,631	18,322,279	18,370,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements of Cash Flow
(unaudited)
(thousands of U.S. dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Operating activities
Net income (loss)	$493	$(67)	$(996)	$(3,963)
Items not affecting cash
Depreciation and amortization	402	480	1,143	1,415
Stock-based compensation expense	71	203	166	544
Amortized lease inducement	(25)	(26)	(70)	(80)
Changes in non cash working capital
Accounts receivable	(934)	(2,119)	936	8,974
Inventories	167	(142)	(745)	204
Prepaid expenses	(326)	80	(153)	220
Accounts payable and accrued liabilities	997	1,733	3,501	3,112
Accounts payable and accrued liabilities to related party	-	(93)	-	(64)
Cash provided from operating activities	845	49	3,782	10,362
Investing activities
Restricted cash	-	(1)	145	(3)
Capital expenditures	(42)	(185)	(316)	(1,069)
Intangible assets	(2)	(7)	(9)	(33)
Cash used in investing activities	(44)	(193)	(180)	(1,105)
Financing activities
Return of capital to shareholders (note 7)	-	-	(14,656)	-
Cash used in financing activities	-	-	(14,656)	-
Effect of exchange rate changes on cash and cash equivalents	862	(628)	1,080	(992)

Net increase (decrease) in cash and cash equivalents	1,663	(772)	(9,974)	8,265
Cash and cash equivalents at beginning of period	11,751	26,878	23,388	17,841
Cash and cash equivalents at end of period	$13,414	$26,106	$13,414	$26,106

Cash and cash equivalents is comprised of:
Cash	$2,997	$917	$2,997	$917
Cash equivalents	$10,417	$25,189	$10,417	$25,189
Supplemental disclosure of cash flow information:
Non-cash capital asset additions included in accounts payable and accrued liabilities at end of period	$95	$56	$95	$56
Cash paid for income taxes	$-	$9	$-	$151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Condensed Consolidated Statements of Shareholders' Equity
(unaudited)
(thousands of U.S. dollars, except share data)

	Common Shares			Accumulated
	Number	Stated Amount	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Total Comprehensive Loss	Total Shareholders' Equity

December 31, 2008	18,320,531	$82,776	$2,178	$(5,528)	$(41,070)		$38,356

Issuance of common shares for restricted share units	4,834	14	(14)	-	-	$-	-
Return of capital	-	(14,656)	-	-	-	-	(14,656)
Stock-based compensation	-	-	166	-	-	-	166
Foreign currency translation adjustments	-	-	-	2,709	-	2,709	2,709
Net loss	-	-	-	-	(996)	(996)	(996)
September 30, 2009	18,325,365	$68,134	$2,330	$(2,819)	$(42,066)	$1,713	$25,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NUCRYST Pharmaceuticals Corp.
Notes to Interim Condensed Consolidated Financial Statements
For the nine months ended September 30, 2009 and 2008
(unaudited)

(Unless otherwise indicated all amounts are expressed in thousands of U.S. dollars, except share and per share data)

1	DESCRIPTION OF BUSINESS

NUCRYST Pharmaceuticals Corp. (the "Corporation") was incorporated on December 18, 1997 by articles of incorporation under the Business Corporations Act (Alberta) as a wholly owned subsidiary of The Westaim Corporation (the "Parent").  On December 29, 2005, the Corporation completed an initial public offering for the sale of 4,500,000 common shares.  Following the initial public offering, the Parent continues to own a controlling interest in the Corporation.

On November 10, 2009, the Corporation announced that it has entered into an agreement with Smith & Nephew, plc ("Smith &Nephew") to sell substantially all the assets and operations of the business.  It has also entered into an amalgamation agreement with the Parent under which it would become a wholly owned subsidiary.  Both transactions are subject to various closing conditions including approval by shareholders of the Corporation.  See Footnote 12 for further details.

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

The Corporation’s revenue is comprised of wound care product revenue, which includes manufacturing cost reimbursement on the sale of the Corporation’s wound care products to Smith & Nephew and royalties on the further sale of those products by Smith & Nephew to third parties, as well as milestone payments earned upon the achievement of specified Smith & Nephew sales thresholds or regulatory events.  Substantially all of the Corporation’s revenues since May 2001 have been derived from sales of the Corporation’s wound care products to Smith & Nephew, royalties on the further sale of those products and milestone payments from Smith & Nephew.

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

The Corporation believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature.  The financial results for the three and nine months ended September 30, 2009 are not necessarily indicative of financial results for the full year.  The unaudited interim condensed consolidated financial statements should be read in conjunction with the Corporation’s annual consolidated financial statements for the year ended December 31, 2008.

2	BASIS OF PRESENTATION (continued)

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

Other comprehensive (loss) income consists of foreign currency translation adjustments for the period, that arise from the conversion of the Canadian dollar functional currency consolidated financial statements to the U.S. dollar reporting currency consolidated financial statements.  Accumulated other comprehensive loss of $2,819 and $5,528 at September 30, 2009 and December 31, 2008, respectively, consists of foreign currency translation adjustments.

Recently adopted and pending accounting pronouncements

ASC 105

In June 2009, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Codification, (“ASC”) 105, “Generally Accepted Accounting Principals” (“ASC 105”) (originally issued as FASB Statement No. 168, Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles).  ASC 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). ASC 105 is effective for the Corporation’s interim and annual financial periods ending after September 15, 2009.  The adoption of ASC 105 did not have a material impact on the Corporation’s results of operations and consolidated financial position.

ASC 805

In December 2007, the FASB issued ASC 805, “Business Combinations”, (“ASC 805”) (originally issued as SFAS 141(R), Business Combinations).  ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  ASC 805 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC 805 did not have a material impact on the Corporation’s results of operations or consolidated financial position.

ASC 805-20-25

In April 2009, the FASB issued ASC 805-20-25, “Business Combinations”, (“ASC 805-20-25”) (originally issued as FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies).  ASC 805-20-25 amends and clarifies ASC 805-10-05 (originally issued as SFAS No. 141 (revised 2007), Business Combinations).  ASC 805-20-25 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of ASC 805-20-25 did not have a material impact on the Corporation’s results of operations or consolidated financial position.

3	SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

ASC 808

In September 2007, the FASB issued ASC 808, “Collaborative Arrangements” (“ASC 808”) (originally issued as EITF 07-1, Collaborative Arrangements).  ASC 808 addresses the accounting for arrangements in which two companies work together to achieve a commercial objective, without forming a separate legal entity.  The nature and purpose of a company’s collaborative arrangements are required to be disclosed, along with the accounting policies applied and the classification and amounts for significant financial activities related to the arrangements.  ASC 808 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC 808 did not have a material impact on the Corporation’s results of operations or consolidated financial position.

ASC 810

In December 2007, the FASB issued ASC 810, “Consolidation”, (“ASC 810”) (originally issued as SFAS 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 151).  ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  ASC 810 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC 810 did not have a material impact on the Corporation’s results of operations or consolidated financial position.

ASC 815

In March 2008, the FASB issued ASC 815, “Derivatives and Hedging” (“ASC 815”) (originally issued as SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133).  ASC 815 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The disclosure requirements apply to all derivative instruments within the scope of ASC 815.  The standard also applies to non-derivative hedging instruments and all hedged items designated and qualifying under ASC 815.  ASC 815 is effective for fiscal years beginning after November 15, 2008.  The adoption of ASC 815 did not have a material impact on the Corporation’s results of operations or consolidated financial position.

ASC 820

In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) (originally issued as SFAS No. 157, Fair Value Measurements).  In February 2008, the effective date was delayed until the fiscal year beginning after November 15, 2008 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities. The Corporation adopted the provisions of ASC 820 as it relates to reporting units and indefinite-lived intangible assets measured at fair value for the purpose of intangible asset impairment testing as of January 1, 2009. The adoption of ASC 820 did not have a material impact on the Corporation’s results of operations or consolidated financial position.

ASC 820-10-65

In April 2009, the FASB issued ASC 820-10-65, “Fair Value Measurements and Disclosures” (“ASC 820-10-65”) (originally issued as SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly).  ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820, “Fair Value Measurements and Disclosures,” when the volume and level of activity for the asset or liability have significantly decreased and guidance for identifying circumstances that indicate a transaction is not orderly.  This pronouncement is effective for the periods ending after June 15, 2009.  The adoption of ASC 820-10-65 did not have a material impact on the Corporation’s results of operations or consolidated financial position.

3	SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

ASC 825

In April 2009, the FASB issued ASC 825, “Financial Instruments” (“ASC 825”) (originally issued as FSP SFAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments).  ASC 825 requires disclosures about fair value of financial instruments in interim as well as annual financial statements. ASC 825 is effective for interim and fiscal periods beginning after June 15, 2009.  The adoption of ASC 825 did not have a material impact on the Corporation’s results of operations or consolidated financial position.

ASC 855

In May 2009, the FASB issued ASC 855, “Subsequent Events” (“ASC 855”) (originally issued as SFAS No. 165, Subsequent Events). This statement provides guidance on management’s assessment of subsequent events. Historically, management relied on U.S. auditing literature in AICPA Professional Standard, AU Section 560. SFAS 165 did not significantly change practice because its guidance is similar to AU Section 560. This standard was adopted by the Corporation as of June 30, 2009. The date through which subsequent events have been evaluated is November 13, 2009, the date on which the financial statements were issued.

SFAS 167

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No.  FIN 46(R)” (“SFAS 167”).  SFAS 167 amends the consolidation guidance applicable to variable interest entities.  SFAS 167 has not yet been codified; but is effective for fiscal years beginning after November 15, 2009.  The Corporation is currently assessing the impact SFAS 167 will have on its results of operations and consolidated financial position.

4	INVENTORIES

	September 30, 2009	December 31, 2008
Raw materials	$2,042	$2,226
Materials in process	1,067	316
Finished product	1,025	345
	$4,134	$2,887

5	INTANGIBLE ASSETS

	September 30, 2009	December 31, 2008
Patents	$2,482	$2,165
Less accumulated amortization	(1,991)	(1,640)
	$491	$525

Amortization related to intangible assets was $38 and $46 for the three months ended September 30, 2009 and 2008.  Amortization related to intangible assets was $107 and $146 for the nine months ended September 30, 2009 and 2008, respectively.

Estimated future amortization expense of intangible assets at September 30, 2009 is as follows:

2009 (remaining 3 months)	$40
2010	139
2011	105
2012	77
2013T	60
Thereafter	70
Total	$491

6	INCOME TAXES

The Corporation adopted the provisions of FASB ASC 740, “Income Taxes”, (“ASC 740”) (originally issued as Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”) on January 1, 2007.  During the year ended December 31, 2008, changes in the amount of the Corporation’s unrecognized tax benefits were related to tax positions of 2008 and prior years.

The additions were mostly offset by reductions, resulting in unrecognized tax benefits of $0.2 million at December 31, 2008. Additions and reductions of unrecognized tax benefits for the three months ended September 30, 2009 were not material and at September 30, 2009, there were no unrecognized tax benefits.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2008 and September 30, 2009, the Corporation’s deferred tax assets were offset by a valuation allowance. Management will continue to provide a full valuation allowance until it determines that it is more likely than not that the deferred tax assets will be realized.

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

Stock-based compensation plans

The Corporation maintains an equity incentive plan (the “Plan”) for employees under which stock options, stock appreciation rights and restricted share units (“RSUs”) may be granted.  In May 2008, the Corporation amended the Plan to increase the maximum number of common shares reserved for issuance under the Plan from 2,200,000 common shares to an amount that is equal to 15% of the issued and outstanding common shares of the Corporation.  As of September 30, 2009, 15% of issued and outstanding shares represented 2,748,805 shares and on that date 1,778,405 shares were available for grant under the Corporation’s stock-based compensation plans.

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

Total stock-based compensation expense recognized under ASC 718-10, “Compensation - Stock Compensation” (“ASC 718-10”) (originally issued as SFAS 123(R), Share Based Payment) for the three months ended September 30, 2009 and 2008 was $71 and $203, respectively, and was included in general and administrative expense.  Total stock-based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2009 and 2008 was $166 and $544, respectively, and was included in general and administrative expense.

7	SHARE CAPITAL (continued)

A summary of the status of the Corporation's stock option plan as at September 30, 2009 and 2008 and changes during the three and nine months ended on those dates is presented below:

	Number of Options		Weighted Average Exercise Price
For the three months ended September 30	2009	2008	2009	2008
Balance at beginning of period	969,066	1,850,439	$2.20	$3.36
Granted	-	-	-	-
Forfeited	(12,498)	(279,835)	2.32	3.43
Balance at end of period	956,568	1,570,604	$2.20	$3.35

	Number of Options		Weighted Average Exercise Price
For the nine months ended September 30	2009	2008	2009	2008
Balance at beginning of period	1,596,199	1,405,638	$2.85	$3.98
Granted	252,000	654,972	0.39	1.88
Forfeited	(891,631)	(490,006)	2.86	3.17
Balance at end of period	956,568	1,570,604	$2.20	$3. 35

The weighted average remaining contractual life of options outstanding at September 30, 2009 was 8.10 years.

The fair value of each stock-based award is estimated on the date of grant using the Black-Scholes option pricing model and the assumptions are noted in the table below.  The amounts computed according to the Black-Scholes pricing model may not be indicative of the actual values realized upon the exercise of the options by the holders.  The weighted average fair value of options granted in the three months ended September 30, 2009 and 2008 was $Nil.  The weighted average fair value of options granted in the nine months ended September 30, 2009 and 2008 was $0.32 and $1.04, respectively.  As of September 30, 2009, total compensation cost related to unvested stock options not yet recognized was $341.  If the Amalgamation agreement with the Parent does not close, this amount is expected to be recognized over the next 33 months on a weighted-average basis.  If the Amalgamation agreement closes, the amount and pattern of recognition of the total compensation cost related to unvested stock options may change.

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

	Three and nine months ended September 30
Stock options	2009	2008
Expected volatility	93%	93
Dividend yield	-	-
Expected life	7 years	7 years
Risk free rate	2.24%	4.05

There were no RSUs granted during the three months ended September 30, 2009 and 2008.  Certain directors and executives were granted 3,000 and 6,000 RSUs for the nine months ended September 30, 2009 and 2008, respectively.  RSUs vest evenly over a period of between two to three years.  Unvested RSUs are subject to forfeiture upon termination of employment.

7	SHARE CAPITAL (continued)

A summary of the Corporation’s unvested RSUs as at September 30, 2009 and changes during the three and nine month periods ended on those dates is presented below:

	Number of RSUs		Weighted Average Grant Date Fair Value
For the three months ended September 30	2009	2008	2009	2008
Balance at beginning of period	13,832	30,999	$1.71	$2.39
Granted	-	-	-	-
Balance at end of period	13,832	30,999	$1.71	$2.39

	Number of RSUs		Weighted Average Grant Date Fair Value
For the nine months ended September 30	2009	2008	2009	2008
Balance at beginning of period	27,999	39,200	$1.98	$3.02
Granted	3,000	6,000	0.56	1.19
Exercised	(4,834)	(9,068)	3.18	3.37
Forfeited	(12,333)	(5,133)	1.46	4.08
Balance at end of period	13,832	30,999	$1.71	$2.39

8	EARNINGS (LOSS) PER SHARE

In calculating earnings (loss) per share under the treasury stock method, the numerator remains unchanged from the basic earning (loss) per share calculation as the assumed exercise of the Corporation's stock options does not result in an adjustment to income.  The reconciliation of the denominator in calculating diluted earnings (loss) per share is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Weighted average number of common shares outstanding - basic	18,325,365	18,376,631	18,322,279	18,370,708
Effect of dilutive securities
Options	29,622	-	-	-
RSUs	13,832	-	-	-
Weighted average number of common shares outstanding - diluted	18,368,819	18,376,631	18,322,279	18,370,708

Options to purchase 956,568 common shares and 13,832 RSUs were outstanding at September 30, 2009.  Of these options and RSUs, 704,082 options were excluded from the computation of diluted earnings per share because these options were not in the money during the three months ended September 30, 2009.

The impact of all outstanding options and RSUs on loss per share is anti-dilutive for the nine months ended September 30, 2009 and three and nine months ended September 30, 2008, so these options and RSUs were not included in the computation of diluted net loss per share.

9	GUARANTEES

The Corporation has not provided for product warranty obligations as products presently sold to the Corporation’s customer carry a limited short term warranty and the Corporation’s claims experience has been negligible.

9	GUARANTEES (continued)

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

a)          Assets by geographic segment

	September 30, 2009	December 31, 2008
Canada	$29,412	$29,436
United States	3,774	12,364
	$33,186	$41,800

b)          Capital assets and intangible assets by geographic segment

	September 30, 2009	December 31, 2008
Canada	$10,462	$9,871
United States	46	33
	$10,508	$9,904

Included in capital assets is construction in progress of $578 and $300 at September 30, 2009 and December 31, 2008 which is not currently subject to depreciation.

All of the Corporation’s revenues in the three and nine months ended September 30, 2009 and 2008 were earned through long-term agreements with Smith & Nephew for the sale and marketing of the Corporation’s wound care products manufactured exclusively for Smith & Nephew.  The agreements expire in 2026.

11   FINANCIAL INSTRUMENTS

Financial instruments include accounts receivable and other like amounts which will result in future cash receipts and accounts payable and accrued liabilities and other like amounts which will result in future outlays. Indebtedness to related party is not included in financial instruments due to the unique terms and conditions attached to this item.

Fair value of financial instruments

The carrying values of the Corporation’s interests in financial instruments approximate their fair value.  The estimated fair value approximates the amount for which the financial instruments could currently be exchanged in an arm's length transaction between willing parties who are under no compulsion to act.

Certain financial instruments lack an available trading market and, therefore, fair value amounts should not be interpreted as being necessarily realizable in an immediate settlement of the instrument.

12   SUBSEQUENT EVENTS

   On November 10, 2009, the Corporation announced that it has entered into an agreement for the sale to Smith & Nephew of substantially all of the Corporation’s operations and assets including all rights to its proprietary nanocrystalline silver technology for cash consideration of U.S.$21 million plus the carrying book value of working capital, subject to certain adjustments (the " S&N Agreement").  The closing under the S&N Agreement is subject to customary conditions including the approval of NUCRYST shareholders.  The S&N Agreement includes a non-solicitation covenant on the part of the Corporation, subject to a customary “fiduciary out” provision, the right of Smith & Nephew to match any financially superior proposal and the payment of a $1.0 million termination fee by the Corporation to Smith & Nephew in certain circumstances.

The Corporation also entered into an amalgamation agreement with the Parent under which it will amalgamate with a newly formed subsidiary of the Parent to form Amalco (the "Amalgamation").  Under the Amalgamation, the Corporation’s shareholders other than the Parent will receive for each share of the Corporation one redeemable preferred share in the capital of Amalco, which share will be redeemed for U.S.$1.77 in cash upon the completion of the Amalgamation. Completion of the Amalgamation is subject to certain conditions including closing under the S&N Agreement and the approval of shareholders of the Corporation. Following the completion of the Amalgamation, the Corporation intends to delist from the TSX and NASDAQ stock exchanges.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited, condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. These historical financial statements may not be indicative of our future performance.  In this discussion, unless the context otherwise requires or indicates, the terms “the Company,” “our Company,” “NUCRYST,” “we,” “us” and “our” refer to NUCRYST Pharmaceuticals Corp. and its consolidated subsidiaries and their predecessors.

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

In addition, as it relates to the proposed transactions announced on November 10, 2009, the failure to satisfy any closing conditions in respect of the S&N Agreement (as defined below) or the Amalgamation (as defined below); future shareholder actions with respect to the proposed transactions; our ability to satisfy regulatory and stock exchange standards and requirements to complete the proposed transactions; the uncertainty of our future operating results, which are likely to fluctuate and could under certain conditions prevent the completion of the proposed transactions; and your reliance on and ability to maintain our collaboration with Smith & Nephew should the proposed S&N Agreement not be completed.

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

During 2009, while we focused on reducing our overall cost structure, our Board of Directors evaluated strategic alternatives for the business and  assessed the appropriate level of senior management required to implement any future business plans.  On November 10, 2009, we entered into a definitive agreement for the sale to Smith & Nephew of substantially all of our operations and assets including all rights to our proprietary nanocrystalline silver technology for cash consideration of U.S.$21 million plus the carrying book value of working capital and subject to certain adjustments (the “S&NAgreement”).  We also entered into an amalgamation agreement with Westaim under which we will amalgamate with a newly formed subsidiary of Westaim to form Amalco (the “Amalgamation”).  Our shareholders other than Westaim will receive for each NUCRYST share one redeemable preferred share in the capital of Amalco, which share will be redeemed for U.S.$1.77 in cash upon the completion of the Amalgamation.  Completion of the Amalgamation is subject to certain conditions including closing of the S&N Agreement and the approval of our shareholders.  Following the completion of the Amalgamation, NUCRYST intends to delist from the TSX and NASDAQ stock exchanges.

Further details regarding the S&N Agreement and Amalgamation will be provided to our shareholders in a management information circular which we expect to mail in late November 2009 for a shareholders meeting to be held in December 2009.

   The following discussion of our business and the results of our operations for the three and nine month periods ended September 30, 2009 is based upon the manner in which we currently conduct our business and have conducted our business during such periods.  If the S&N Agreement and the Amalgamation are consummated, it will significantly impact the nature of our operations.  Therefore, the following discussion should not be viewed as indicative of our future business or results of operation should the S&N Agreement and Amalgamation be consummated.

Smith & Nephew Agreements

We currently develop and sell advanced wound care products with our SILCRYST™ coating under a series of license and supply agreements with Smith & Nephew.  Under these agreements, we licensed to Smith & Nephew the exclusive world-wide right to market, distribute and sell certain products with our SILCRYST™ coatings for use on non-minor skin wounds and burns on humans and agreed to manufacture these products and supply them exclusively to Smith & Nephew.  Advanced wound care products with our SILCRYST™ coatings have received clearance from the U.S. Food and Drug Administration (“FDA”) and approval of other regulators and are now sold by Smith & Nephew in over 30 countries around the world, under its Acticoat™ trademark.

We currently do not have any products being sold in the marketplace other than Acticoat™ wound care products being sold by Smith & Nephew.  Consequently, our results of operations depend on Acticoat™ product sales generated by Smith & Nephew under our agreements with Smith & Nephew.  The amount of our revenues in general and royalty revenues in particular, is determined primarily by the level of sales of Acticoat™ products achieved by Smith & Nephew.  On, November 6, 2009, Smith & Nephew announced their third quarter results and reported a growth year over year in their wound care business (3% prior to the impact of foreign currency changes).  Acticoat™ product sales by Smith & Nephew increased by 2% prior to the impact of foreign currency changes but declined by 4% after taking into account foreign currency changes.  We believe that market conditions in the advanced wound care market, including the silver dressing segment, have become more competitive due in part to increased competition and customer cost containment efforts.  We are uncertain as to whether or the extent to which this increased competition or Smith & Nephew’s ability to introduce other silver-based wound care products has had, or will have an impact on Acticoat™ product sales and our revenues in the future, as it will depend on future events, including Smith & Nephew’s response to market conditions.  Since the execution of amended agreements with Smith & Nephew in September 2007, Smith & Nephew has introduced three new wound care products with other forms of silver (Algisite Ag, Allevyn Ag and Biostep Ag).  We believe that some of these new silver-based wound care products will serve to simply complement the existing Acticoat™ products marketed by Smith & Nephew without impacting sales of Acticoat™ products, while others may be viewed as alternatives to Acticoat™ products, thereby potentially adversely affecting Acticoat™ product sales and ultimately our operating revenues in the foreseeable future.

We continue to work with Smith & Nephew to develop new Acticoat™ wound care products with our SILCRYST™ coating, and in July 2009 we announced that Smith & Nephew received US FDA 510(k) clearance to market Acticoat™ Flex barrier dressing for wounds that require up to seven days of sustained antimicrobial activity.  Smith & Nephew is now able to offer Acticoat Flex in the U.S. and Canadian and received regulatory approvals for Acticoat™ Flex in Europe in September  2009.

Our revenues under the license and supply agreements with Smith & Nephew consist of manufacturing cost reimbursements on a fixed overhead cost basis, royalties, payments upon the achievement of specified milestones and reimbursement of a portion of the costs we incur in connection with the development of and improvement to SILCRYST™ coated products covered by the agreements.  We record our royalty revenues upon the sale of our products by Smith & Nephew to its customers.  Our royalty revenue varies in proportion to increases or decreases in Smith & Nephew’s sales of its Acticoat™ products.  These sales could be affected by Smith & Nephew’s unilateral authority to determine the selling price for its Acticoat™ products.  Moreover, although Smith & Nephew has agreed to use reasonable commercial efforts to market Acticoat™ products, Smith & Nephew is not required to purchase any significant amount of product from us.

Effective January 1, 2007, under an amended supply agreement with Smith & Nephew, the method by which we determine the price we charge for the products we manufacture and supply to Smith & Nephew was changed to reimburse us for a fixed overhead charge plus all direct costs incurred in manufacturing Acticoat™ products, including direct material, direct labor, labeling, testing and packaging.  The overhead component of the unit pricing mechanism has been fixed at a minimum floor amount equal to all indirect costs we incurred in 2007 related to the manufacture of Acticoat™ products, including administration, labor, rent, insurance, utilities, repairs and quality control.  This fixed floor amount is payable by Smith & Nephew regardless of the actual volume of Acticoat™ products ordered by Smith & Nephew and regardless of our actual overhead costs during the year.  The supply agreement provides for a reconciliation process such that if we have not received sufficient orders to cover the fixed overhead charge by a certain date each year, we are entitled to immediately invoice Smith & Nephew for the difference. In addition, as part of the new pricing mechanism, we agreed to pay Smith & Nephew an annual manufacturing cost rebate in the amount of $4.5 million per year, which we expect to be recoverable through reductions in our cost of goods manufactured for Smith & Nephew over the same time period.  We recognize the manufacturing cost rebate as a reduction in our wound care product revenue.  In order to control expenses, we have continued to make adjustments to our manufacturing operations.  Through workforce reductions, together with the implementation of manufacturing production efficiencies and other overhead cost reduction initiatives, we have achieved actual reductions in our costs sufficient to offset a significant portion of the manufacturing cost rebate we pay to Smith & Nephew.  Our ability to continue to offset the manufacturing cost rebate in 2009 will depend on the level of Smith & Nephew product orders as well as our ability to maintain the efficiency gains we have achieved.  Under the supply agreement, the modified reimbursement pricing and the manufacturing cost rebate were established for years 2007, 2008 and 2009, and, if the S&N Agreement does not close, we will negotiate future product pricing with Smith & Nephew for 2010 and beyond.

New Product Development

Outside of our Smith & Nephew agreements, we have continued to look for opportunities to extend our nanocrystalline silver technology to other medical devices to combat infection and inflammation. While we discontinued our efforts to develop pharmaceutical products containing our NPI 32101 for the treatment of gastrointestinal conditions in 2008, we have explored commercialization avenues for our topical barrier cream containing NPI 32101 and other product applications for our coating technology outside of wound care.

In addition to our efforts to expand our revenue base, we have been reviewing our overall operations and reducing the level of expenditures, particularly in certain development areas.  We closed our Wakefield, Massachusetts research center and relocated our corporate headquarters to Princeton, New Jersey in the fourth quarter of 2008.

Results of Operations

Our net income for the three months ended September 30, 2009 was $0.5 million and our net loss for the nine months ended September 30, 2009 was $1.0 million. This compares to net losses of $0.1 million and $4.0 million for the three and nine months ended September 30, 2008, respectively.

Amount in Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total Revenue	$6,080	$5,253	$15,171	$15,150

Manufacturing Costs	2,998	2,799	8,032	9,625
Gross Margin	$3,082	$2,454	$7,139	$5,525

Gross Margin Percent	51%	47%	47%	36%

Three Months Ended September 30, 2009 and September 30, 2008

Revenue & Gross Margin

Total revenue for the three months ended September 30, 2009 was $6.1 million compared to $5.3 million for the three months ended September 30, 2008.  The increase of $0.8 million is primarily attributable to an increase in units shipped to Smith & Nephew compared to the prior year period which was partially offset by a decrease in product and royalty revenues as a result of the impact of foreign currency changes.  The higher level of units shipped in the third quarter of 2009 is primarily attributable to shipments of the newly launched Acticoat™ Flex product.

Our gross margin increased $0.6 million to $3.1 million for the three months ended September 30, 2009 from the prior year due to reductions in our per unit costs which were partially offset by a decrease in manufacturing prices per unit charged to Smith & Nephew.  Our gross margin in the current quarter was also positively impacted by higher production volumes associated with the Acticoat Flex product launch.  We recognize manufacturing cost reimbursement revenue when we ship our products to Smith & Nephew and recognize royalty revenue when Smith & Nephew sells our products to its end-user customers.  Consequently, our gross margin percent may vary from period to period due to differences in timing of when we ship our products to Smith & Nephew and when Smith & Nephew sells our products to its customers.

Other Operating Costs

Research and development costs for the three months ended September 30, 2009 were $0.5 million compared to $1.1 million for the three months ended September 30, 2008.  The decrease of $0.6 million is the result of reductions in our research staff and activities including the closure of our Wakefield, Massachusetts research facility at the end of 2008.  We intend to continue to maintain a lower level of development expenses for the remainder of the year.

    General and administrative costs for the three months ended September 30, 2009 were $1.6 million compared to $2.0 million for the three months ended September 30, 2008.  The decrease of $0.4 million is attributable to the achievement of cost reductions following the transfer of our U.S. headquarters to Princeton, New Jersey and a reduction in administrative staff.  The decline in the Canadian dollar relative to the U.S. dollar also contributed to the overall decrease.  We do not expect our general and administrative costs to continue to decrease at the same rate relative to prior periods due to increased costs incurred or expected to be incurred in relation to the S&N Agreement and the Amalgamation.

Non-Operating Items

We recorded a net loss of $0.5 million from foreign currency changes for the three months ended September 30, 2009 compared to a $0.5 million gain for the three months ended September 30, 2008.  The changes in the U.S. dollar and Canadian dollar exchange rates result in unrealized currency gains and losses on U.S. dollar working capital amounts held by our Canadian operations.  All of our revenues from Smith & Nephew are received in U.S. dollars.

There was $0.1 million interest income for the three months ended September 30, 2008 compared to a negligible amount for the three months ended September 30, 2009.  This reduction is primarily the result of the lower interest rates and lower levels of short term investments in 2009 compared to 2008.

Nine Months Ended September 30, 2009 and September 30, 2008

Revenue and Gross Margin

    Total revenues for the nine months ended September 30, 2009 and 2008 were $15.2 million.  Higher revenues on product shipments during the nine months ended September 30, 2009 fully offset a decrease in royalty revenue.  Those higher product revenues in 2009 were the result of a 7% increase in year over year units shipped offset by a decline in reimbursement levels as a result of foreign currency rate changes.  Royalty revenue was lower as a result of foreign currency changes that negatively effected Smith & Nephew’s reported sales.

The gross margin for the nine months ended September 30, 2009 was $7.1 million or 47% compared to $5.3 million or 36% for the nine months ended September 30, 2008 as higher shipments and lower manufacturing costs more than offset the negative impact of lower royalty revenue and the accrued manufacturing cost rebate payable to Smith & Nephew.

Other Operating Costs

Research and development costs for the nine months ended September 30, 2009 were $1.8 million compared to $4.0 million for the nine months ended September 30, 2008.  The decrease of $2.2 million is the result of reductions in our research staff and activities including the closure of our Wakefield, Massachusetts research facility.  The nine months ended September 30, 2008 expense included $0.3 million in employee severance costs.

    General and administrative costs for the nine months ended September 30, 2009 were $5.6 million compared to $6.7 million for the nine months ended September 30, 2008.  The nine month periods ended September 30, 2009 and 2008 included approximately $0.8 million and $0.2 million of employee severance costs respectively.  Other general and administrative costs excluding severance costs declined due to reduced overhead costs from our U.S. operations.  We do not expect our general and administrative costs to continue to decrease at the same rate relative to prior periods due to increased costs incurred or expected to be incurred in relation to the S&N Agreement and the Amalgamation.

Non-Operating Items

We recorded a net loss of $0.7 million from foreign currency changes for the nine months ended September 30, 2009 compared to a net gain of $0.9 million for the nine months ended September 30, 2008.

We recorded $0.3 million of interest income for the nine months ended September 30, 2008 compared to a negligible amount for the nine months ended September 30, 2009.  This reduction is due to lower interest rates earned on short term investments and available cash balances.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $13.4 million compared to $23.4 million at December 31, 2008.  Cash and cash equivalents not required for operating and other investing activities are invested in treasury bills and other short term, liquid investments.  We currently have no third party debt or lines of credit or other financing arrangements in place with banks or other financial institutions.

Cash provided by operating activities amounted to $3.8 million for the nine months ended September 30, 2009 compared to $10.4 million of cash provided by operating activities for the nine months ended September 30, 2008.  Cash used in operations is primarily impacted by operating results and changes in working capital, particularly the timing of the collection of receivables from Smith & Nephew, inventory levels and the timing of payments to suppliers.  In January of 2008, we received $5.0 million from Smith & Nephew with respect to a sales milestone earned in December 2007, while no milestone payments were earned in 2008 or 2009 to date.  Increases in inventories resulted in a $0.8 million use of cash in the nine months ended September 30, 2009 compared to a $0.2 million source of cash from a decline in inventories in the nine months ended September 30, 2008.

Cash used in investing activities amounted to $0.2 million for the nine months ended September 30, 2009 compared to a use of $1.1 million in cash for the nine months ended September 30, 2008.  Capital expenditures were $0.3 million for the nine months ended September 30, 2009 compared to $1.1 million for the nine months ended September 30, 2008.  Capital expenditures in the first half of 2008 were primarily related to the completion of a major production expansion at our manufacturing facility in Fort Saskatchewan, Alberta.  We expect capital expenditures for the remainder of 2009 to remain below prior year levels.  In February 2009, we distributed $14.7 million to shareholders pursuant to a return of capital initiated and approved by our shareholders.  There were no other financing activities for the nine months ended September 30, 2009 and 2008.

In August 2008, we announced that our Board of Directors authorized a program for the repurchase of up to 900,000 shares of our outstanding common stock for an amount not to exceed $1.3 million using the facilities of the NASDAQ Global Market.  Under the stock repurchase program, we could selectively repurchase our stock from time to time on the open market, in privately negotiated transactions or otherwise, at times and in amounts as we deemed appropriate.  The repurchase program ended on June 30, 2009.

If we do not complete the transactions proposed under the S&N Agreement and the Amalgamation, we expect that our available cash resources together with the anticipated revenue from our agreements with Smith & Nephew will be sufficient to support our current and expected operations for at least the next 18 months.  However, the adequacy of our available funds to meet future operating and capital requirements will depend on many factors, including the level of Smith & Nephew’s purchases of our wound care products, sales performance of Smith & Nephew’s Acticoat™ products, the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our product candidates and the occurrence of unexpected developments.

    If we do not complete the transaction proposed under the S&N Agreement and the Amalgamation, we may seek to raise additional financing through the sale of equity, equity-related or debt securities or loans.  The sale of additional equity or equity-related securities may result in additional dilution to our shareholders.  Debt financing will expose us to risks of leverage, including the risk that we may be unable to pay the principal of and interest on our indebtedness when due, and that we may be required to pledge our assets as collateral for any debt financing that we obtain.  Moreover, additional financing may not be available at times, in amounts or on terms acceptable to us or at all, particularly because we have granted a first priority security interest in certain critical patents and other intellectual property to Smith & Nephew.  If we require and are unable to obtain additional financing we may be forced to further reduce the scope of, or delay or eliminate, some or all of our planned research, development and commercialization activities and we may also be required to reduce the scale of our operations, any of which could have a material adverse effect on our business.

Income Taxes

The Corporation adopted the provisions of FASB ASC 740, “Income Taxes”, (“ASC 740”) (originally issued as Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”) on January 1, 2007. During the year ended December 31, 2008, changes in the amount of our unrecognized tax benefits were related to tax positions of 2008 and prior years.  The additions were mostly offset by reductions, resulting in unrecognized tax benefits of $0.2 million at December 31, 2008.  Additions and reductions of unrecognized tax benefits for the three months ended September 30, 2009 were not material and at September 30, 2009, there were no unrecognized tax benefits.

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

At December 31, 2008 and September 30, 2009, the Company’s deferred tax assets were offset by a valuation allowance.  We will continue to provide a full valuation allowance until we determine that it is more likely than not that the deferred tax assets will be realized.

Contractual Commitments and Obligations at September 30, 2009

The table provided below reports commitments and obligations that have been recorded on our condensed consolidated balance sheet as of September 30, 2009.  Certain other obligations and commitments, while not required under generally accepted accounting principles (“GAAP”) to be included in the condensed consolidated balance sheets, may have a material impact on liquidity.  These items, all of which have been entered into in the ordinary course of business, are also included in the table below in order to present a more complete picture of our financial position and liquidity.

Payments Due by Period

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Consolidated Obligations and Commitments			(in millions)

Facilities operating leases	$0.8	$1.6	$1.6	$0.6	$4.6
Contractual Obligations (1)	4.5	-	-	-	4.5
Purchase Obligations	1.3	-	-	-	1.3
Total obligations and commitments	$6.6	$1.6	$1.6	$0.6	$10.4

(1)	This commitment relates primarily to our obligation under our supply agreement to pay Smith & Nephew a manufacturing cost rebate in the amount of $4.5 million which was paid in October 2009.

We are unable to make a reasonably reliable estimate as to when a cash settlement with taxing authorities may occur for our unrecognized tax benefits.  Therefore, our liability for unrecognized tax benefits is not included in the table above.  See Note 6 to the unaudited Condensed Consolidated Financial Statements for additional information.

Off-Balance Sheet Commitments as of September 30, 2009

As of September 30, 2009, our future minimum commitments and contractual obligations included two facilities operating leases.  These items are not required to be recorded on our balance sheet under GAAP.  They are disclosed in the table presented above in order to provide a more complete picture of our financial position and liquidity as of September 30, 2009.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as at the date of the condensed consolidated financial statements as well as the reported revenues and expenses during the reporting periods.  On an ongoing basis, we evaluate estimates and judgments, including those related to revenue recognition, inventory valuation, and useful lives of capital and intangible assets.  Estimates are based on historical experience and on various other factors that are believed to be appropriate under the circumstances at the time made, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources and the methodology is consistent with prior years.  Actual results may differ from these estimates under different assumptions or conditions.

Certain of our accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which include revenue recognition, inventory valuation, useful life of capital and intangible assets, and share-based compensation are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies as of September 30, 2009.

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

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  Based on this evaluation our management concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, we are from time to time subject to litigation and claims from third parties. We are not currently a party to any material legal proceedings.

ITEM 1A.  RISK FACTORS

The following risk factors should be read in conjunction with “Risk Factors” included in Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2008.

Failure of the Corporation to close the transactions contemplated by the S&N Agreement or the Amalgamation could have a significant adverse impact on the Corporation’s business.

There are a number of risks and uncertainties relating to the proposed closing under the S&N Agreement between the Corporation and Smith & Nephew (the “Sale Transaction”) and subsequent Amalgamation. There can be no assurance that the Sale Transaction will close, or that it will close in a timely fashion. There can be no assurance that the necessary NUCRYST stockholder approval will be obtained, that the other closing conditions will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Sale Transaction or the Amalgamation agreement. If the Sale Transaction does not close, the Amalgamation will not take place. Failure of the Sale Transaction to close, or a delay in its closing, may have a significant negative impact on the Corporation’s relationship with Smith & Nephew, the ability to attract alternative strategic opportunities, and the Corporation's ability to implement alternative business plans.  In addition, any delay in completing, or the failure to complete, the Sale Transaction or the Amalgamation could have a negative impact on our business, financial condition, results of operations, stock price and our relationships with our Parent, employees and suppliers.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2009, there were no unregistered sales of equity securities.

ITEM 6.	EXHIBITS

(a)         The following exhibits are filed as part of this quarterly report on Form 10-Q.

Exhibit Number	Exhibit
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the registrant by the undersigned, thereunto duly authorized in Princeton, New Jersey on November 13, 2009.

NUCRYST Pharmaceuticals Corp.

By:	/s/David B. Holtz
David B. Holtz
Interim President and Chief Executive Officer
Chief Financial Officer
(and as principal financial officer)

Exhibit Number	Exhibit
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.